Form 10-K
period 1994-12-31
ALLEGIANCE BANC CORPORATION
filed 1995-03-31
CIK 807522

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.   20549

                          FORM  10-K

    [X]  Annual Report Pursuant to Section 13 or 15(d)  of
      The Securities Exchange Act of 1934  [Fee Required]

                              or

  [  ]  Transition Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934  [No Fee Required]


For the fiscal year ended December 31, 1994

Commission file number      0-16706

                                   Allegiance Banc Corporation

    (Exact name of registrant as specified in its charter)

                   Delaware
           52-1494123
(State or other jurisdiction of                             (IRS
employer identification number)
  incorporation or organization)


            4719 Hampden Lane, Bethesda, MD  20814
    (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)
656-5300

Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $1.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      X      No


Indicate by check mark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



As of January 31, 1995 there were 1,695,863 shares of registrant's voting common stock outstanding. The aggregate market value of common stock held by non-affiliates as of such date was $ 9,440,167.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 9, 1995, are incorporated by reference in response to certain items contained in Part III of this Report.

                            Part I

Item 1.  Business

     Allegiance Banc Corporation, Inc. (the "Company") was incorporated in Delaware on October 27, 1986 under the name "Montgomery Bancorp, Inc.," for the purpose of becoming a bank holding company. On March 16, 1987, the Company received approval from the Federal Reserve Board (the "FRB") to become a one bank holding company by acquiring control of Montgomery National Bank ("Montgomery"). On March 7, 1990, the Company received approval from the Federal Reserve Board to acquire control of Prince George's National Bank ("Prince George's").
On February 11 and 12, 1992, the Boards of Directors of Montgomery National Bank and Prince George's National Bank each approved in principle the merger of the two subsidiaries into a single bank. On February 26, 1992, the Board of Directors of the Company ratified the proposed merger agreement. On December 10, 1992 final approval for the merger was received from bank regulators and the merger was effected on that date, with the new name of Allegiance Bank, N.A.("the Bank").

     With the prior approval of the Federal Reserve Board, a bank holding company may engage in non-banking activities closely related to the business of banking, such as the making and servicing of consumer finance loans made by other companies, credit card issuance, mortgage financing, and commercial financing. Further, the Federal Reserve Board presently takes the position that among various other activities, giving investment or financial advice, leasing of personal or real property, and providing data processing and bank courier services are activities so closely related to the business of banking as to be permissible to bank holding companies. In addition, the Federal Reserve Board permits bank holding companies to form subsidiaries which may invest, subject to certain limitations, in firms that engage in venture capital activities. Although the Company does not presently engage in any of the aforementioned activities, the Company may seek approvals to do so, if favorable opportunities are presented in the future.

     The Company was initially capitalized with $8,000,000 from an offering of 800,000 shares of common stock that was fully subscribed on April 1, 1987. On June 15, 1987, the Company purchased 600,000 shares, par value $5.00, of the common stock of Montgomery. The remaining $2,000,000 of the proceeds of the initial offering was retained in the Company until December 24, 1990 when the Company purchased an additional 75,000 shares of the common stock of Montgomery for $750,000. On September 5, 1991 and December 31, 1991, the Company invested $350,000 and $300,000 in Montgomery National Bank, respectively. These transactions were effected as transfers to Montgomery's surplus account. On January 3, 1989, 200,000 new shares of common stock were issued as a 5 for 4 stock split effected in the form of a stock dividend bringing the total shares outstanding to 1,000,000. On September 13, 1989, the Company offered an additional 600,000 shares at $10.00 per share. The purpose of this offering was to raise at least $4,000,000 in capital to be used to form a new bank, Prince George's, which would be wholly owned by the Company. The offering was concluded on December
8, 1989, after the Company received and elected to accept subscriptions for 410,000 shares of stock representing $4,100,000. Of this amount, $4,000,000 was used to capitalize Prince George's and $100,000 to offset offering expenses and other corporate purposes. The Company had 1,410,000 shares outstanding.

     On June 15, 1994, the Company issued a 20% dividend as a result of a stock split. This resulted in 1,695,750 shares outstanding after the split. The number of shares authorized was also increased from 2,500,000 to 10,000,000 at the time of the stock split.

Business of the Banks

     Montgomery was granted permission by the Office of the Comptroller of the Currency (the "OCC") to commence business on June 15, 1987. It operated out of its main office location, 4719 Hampden Lane, Bethesda, Maryland. On November 18, 1987, Montgomery's first branch commenced business at 838-C Rockville Pike, Rockville, Maryland. On February 27, 1989, a second branch commenced business at 2541 Ennalls Avenue, Wheaton, Maryland.

     Prince George's was granted permission by the OCC to commence business on March 15, 1990. It operated out of its main office location, 8401 Corporate Drive, Landover, Maryland. On June 15, 1991, its first branch commenced business at 10533 Baltimore Boulevard, Beltsville, Maryland.

     Montgomery National and Prince George's were given approval by the OCC to merge on December 10, 1992. The name of the resulting bank is Allegiance Bank, N.A.(the Bank). Allegiance Bank, N.A. maintains its headquarters at it's main office location at 4719 Hampden Lane, Bethesda, Maryland. It maintains five other branches in Beltsville, Gaithersburg, Landover, Rockville and Wheaton. At December 31, 1994, the Bank had 56 full-time employees, capital accounts of $9,677,795, deposits of $93,208,187 and total assets of $105,521,135.

     A.   Market Areas

     The Banks were formed to service the needs of the small to medium sized businesses and professionals in Montgomery and Prince George's Counties, Maryland while providing quality service to consumers within the primary service areas of each Bank. Since the merger of Montgomery and Prince George's, Allegiance Bank, N.A. continues to provide the same services in the same area.

      The Bank has designated two primary service areas, one of which is in southern Montgomery County, bordered on the North by Briggs Chaney, Norbeck, Travilah, Darnestown and Gude roads. It is bordered on the South by the District of Columbia and the Potomac River. It is bordered on the East by Prince George's County. It is bordered on the West by Piney Meetinghouse Road and the Potomac River. Included within this service area are the communities of Bethesda, Rockville, Wheaton, Kensington, Garrett Park, Cabin John, Silver Spring and Potomac.

     The other primary service area is in northern Prince George's County and is bordered on the North by Howard County, on the South by Route 4 (Pennsylvania Avenue) on the East by State Route 301 and on the West by Montgomery County and the District of Columbia. Included within this service area are the communities of Landover, Lanham, Greenbelt, College Park, Beltsville, Capitol Heights, Laurel, Bowie, Hyattsville, Riverdale and Upper Marlboro. All of these communities are considered potential branching opportunities.

     The Bank, while attracting some loan and deposit business from outside its service areas, continued to concentrate marketing and business development efforts within its primary areas. Growth has come from the areas in lower Montgomery County accessible to Bethesda, Rockville and Wheaton and also from the Landover/Lanham area, the Washington Business Park, and the Ardwick-Ardmore area near the Landover branch, and from Beltsville and Laurel, near the Beltsville branch.

     As resources and growth patterns permit, the Bank will seek to extend its services to other areas of the two counties. The Directors believe that this pattern of growth will best satisfy the Company objectives of servicing its target market, community businesses and professionals.

     B.   Description of Services

     The Bank offers full commercial banking services to its business and professional clients as well as complete consumer banking services to individuals living and/or working in its service areas.

     The loan portfolio consists primarily of business loans with variable rates and/or short maturities, where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans have been granted for commercial and residential purposes, structured using variable rates, short (three to five year) maturities and/or fifteen year maturities. Consumer loans have been made on the traditional installment basis for a variety of purposes.

     In general, the following credit services are offered:

     1) Commercial loans for business purposes including working capital, equipment purchases, real estate, lines of credit, and government contract financing. Asset based lending, accounts receivable and inventory are available on a selective basis.

     2)  Real estate loans for business and investment purposes.
Residential first mortgages for extended terms are an exception.

     3) Traditional general purpose consumer installment loans including automobile and personal loans. In addition, the Bank offers personal lines of credit and equity lines of credit.

     By loan type, the portfolio is weighted toward the real estate (53.4%) and commercial (33.1%) sectors, with loans to individuals accounting for the remaining 13.5% of outstanding loan balances at 12/31/94. The trend is decidedly expansive for real estate credits, with loans secured by various types of real estate having grown by 46.4% in 1994. Conversely, commercial loans decreased by 2.8% over the same period.

     Industry concentrations of business related credits include: companies operating and managing income producing real estate (48.8%), retailers (7.4%), professional and consultant services (2.7%), health care (2.9%), subcontractors (2.5%) and publishers/printers (2.6%).

     Collateral mix follows the portfolio concentration mix, with orientation toward real estate secured credits that constitute 62.7% of the total portfolio (53% as priority liens, with the remaining 9.7% as subordinate liens).

     The potential risks associated with the Bank's loan portfolio are generally associated with economic influences within the geographic market served. The greater Washington D.C. market, was impacted greatly by the recent recession. Recovery has been sluggish, due to the slow return of real estate values. Improvements in the regional economy are occurring, with retail properties being absorbed reasonably well, as are office properties in most areas. However, certain areas continue to reflect serious problems, such as the office market in Northern Virginia as well as the resale market for homes in the range of $300 thousand and above.

     The Bank's underwriting standards are conservative, with typically high coverage of debt service and low loan-to-value ratios. Bank policy requires a loan-to-value ratio of 75% for real estate used to secure loans considerably more conservative than that required by regulators or as seen at competitive banks. The Bank is equally as conservative in it's loan-to-value requirements for other types of loans.

     Deposit services include business and personal checking accounts, NOW accounts, and a tiered savings/Money Market Account. Certificates of deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of current strategy. An IRA program is also offered.

     Other services for business accounts include cash management services such as sweep accounts, account reconciliation, credit card depository, and Automated Clearing
House origination. An after-hours depository and ATM service is available.

     C.   Competition

     In both Montgomery and Prince George's Counties, and in the Washington, D.C. metropolitan area generally, competition is exceptionally keen from large banking institutions headquartered locally as well as in other regions of the country. In addition, the Bank competes with strong savings and loan associations, credit unions, mortgage companies, and others providing financial services. Among the advantages that many of these institutions have over the Bank is their ability to finance extensive advertising campaigns and to directly offer certain services, such as international banking, trust services and sales of mutual funds, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than those of the Bank.

     D.   Supervision and Regulation

     The Company. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act") and is registered as such with, and subject to supervision by, the Federal Reserve Board (FRB). The FRB may make examinations of the Company and has the authority to regulate certain bank holding company debt.

     The Holding Company Act requires a bank holding company to obtain the prior approval of the FRB before acquiring ownership or control of more than 5% of the voting shares of, or substantially all of the assets of, a holding company or a bank. Under the Holding Company Act, it is impermissible for a bank holding company to acquire ownership or control of any of the voting shares of an out-of-state bank, unless applicable state laws also specifically authorize such an acquisition. The Holding Company Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. A principal exception to this latter prohibition, however, is that a bank holding company may be permitted by the FRB, following notice and determinations by the FRB and state banking authorities that the proposed activity is in the public interest, to engage in non-banking activities that are closely related to banking or to managing or controlling banks. The Company does not presently engage, nor does it have any immediate plans to engage, in any non-banking activities which bank holding companies are permitted to perform. The Company may seek approvals to do so, however, if favorable opportunities are presented in the future.

     Every bank holding company is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the Holding Company Act. The FRB may also make examinations of a bank holding company and any or all of its subsidiaries.

     The Holding Company Act prohibits a bank holding company and its subsidiaries from engaging in certain tying arrangements in connection with any extension or provision of credit, sale or lease of property or furnishing of services. In addition, under federal law, a bank holding company is deemed to be an "affiliate" of its subsidiary banks, and, as such, the bank subsidiaries are subject to statutory limitations in extending credit to or making investments in their parent holding company, and in accepting the parent holding company's securities or other obligations as collateral for any advances made by such banking subsidiaries to it or any other entity or person.

     The FRB has approved capital guidelines which require bank holding companies to maintain a total capital to risk-weighted assets ratio of at least 8% and are substantially similar to the requirements adopted by the Comptroller of the Currency for national banks. See Item 7, Management's Discussion and Analysis.

     The Company is subject to the reporting requirements of
Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which obligate the Company to file periodic reports including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Company also is subject to the proxy rules promulgated by the Securities and Exchange Commission under Section 14(a) of the Exchange Act and to various other regulations thereunder.

     As a Delaware corporation, the Company is subject to Delaware corporate law with respect to various matters, including the payments of dividends and shareholder rights issues.

     The Bank. The Bank is subject to regulation, supervision and regular examination by the Comptroller of the Currency and to regulations of the FDIC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board of Governors. The Bank is also subject to applicable provisions of Maryland law, insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of the Bank's' business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

     The deposits of the Bank are insured by the FDIC to at least $100,000 per depositor. The Bank pays a semiannual statutory assessment and is subject to the rules and regulations of the FDIC in exchange for federal deposit insurance protection.

     Supervision, regulation and examination of the Bank by bank regulatory authorities are intended primarily for the protection of depositors rather than for holders of the Company's stock.

     On January 22, 1992, Montgomery, now Allegiance Bank, entered into an Agreement (the "Agreement") with the Comptroller of the Currency pursuant to which the Bank was obligated to take certain actions to remedy various matters raised by the Comptroller in a report of examination of Montgomery dated May 31, 1991.

     On April 27, 1993 the Bank signed a Memorandum of Understanding with the Comptroller of the Currency and the Agreement was terminated. The Memorandum requires the Bank to operate in compliance with certain articles of the Memorandum and is a lesser administrative action than the Agreement.

     On April 10, 1994 the Bank received formal notice from the Office of the Comptroller of the Currency that the Memorandum of Understanding had been lifted.

     The FDIC Improvement Act of 1991 grants significant new authority to federal bank agencies over insured banks and their holding companies. Banks or bank holding companies which are undercapitalized and either have not timely approved a capital plan or have failed to implement the plan become subject to extraordinary powers pursuant to which the agencies may close the bank, restrict its growth, force its sale, restrict interest rates paid on deposits, and dismiss directors or senior executive officers. Each agency is directed to prescribe standards relating to internal controls and systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency determines to be appropriate. The agencies also are required to adopt standards relating to asset quality, earnings, valuation and compensation. Banks or bank holding companies which do not meet such standards may be subject to restrictions and consequences comparable to those which apply to undercapitalized banks and bank holding companies. Authority to appoint a conservator or receiver for a national bank is substantially broadened to include grounds such as substantial dissipation of assets or earnings due to violations of law or regulation or due to any unsafe or unsound practices, an unsafe or unsound condition, and certain violations of law or regulation likely to weaken the institution's condition. The legislation also required bank holding companies to guarantee compliance with a required capital plan for the bank subsidiary; the liability under such guarantee shall not exceed the lesser of (i) 5% of the bank's total assets or (ii) the amount necessary to bring the bank into compliance with capital standards.

     The National Bank Act and regulations adopted by the Comptroller thereunder prohibit national banks from paying any dividend on common stock out of capital. Dividends can be paid only to the extent of net profits then on hand, less losses and bad debts.

     Other Regulatory Matters. The Community Reinvestment Act of 1977 (the "CRA") requires financial institutions to demonstrate that their deposit facilities and credit services serve the convenience and needs of the communities in which they are chartered to do business. Regulations adopted pursuant to the CRA by the OCC, the FRB and the FDIC require banks, in a CRA statement made available to the public, to delineate geographically the communities that they serve and to identify the specific types of credit offered and other services provided in those geographic areas. As part of their examination of banks, the bank regulatory agencies are required to assess each bank's record or performance in helping to meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation of the bank. The bank regulatory agencies also consider a bank's CRA record or performance in ruling on applications for the establishment of branches or other deposit facilities, applications for the relocation of banking offices and applications for the approval of mergers, acquisitions of assets, consolidations or assumptions of liabilities. CRA requires each bank regulatory agency to prepare a written evaluation of an institution's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods, and further requires that portions of these written evaluations be made public.

     Maryland has a community reinvestment act which requires national banks located in Maryland to submit an annual report to the Commissioner of Banking specifying steps taken to meet community needs.

     Recent Changes in Maryland Banking Laws. Maryland is one of the increasing number of states which permits interstate acquisitions of banks and bank holding companies on a reciprocal basis if the acquirer is based in certain states or the District of Columbia.

     Effects of Government Regulation. The business and operations of the Company and the Bank are substantially affected by the policies of various governmental agencies of the United States, particularly the FRB. From the Bank's point of view, the most important function of the FRB is the regulation of the money supply in light of general economic conditions within the United States. The instruments of monetary policy employed by the FRB for these purposes influence in various ways overall levels of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on interest-earning assets.

     Banking as a business is dependent upon interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other sources of funds and the interest received by a bank on loans to customers and its securities portfolio comprises the major portion of the Bank's income. The earnings and gross income of the Bank are thus subject to the influence of general economic conditions both domestically and abroad, and also to monetary and fiscal policies of the United States and, in particular, the FRB. The nature and timing of any future changes in such policies and the impact of any such changes on the Bank are not predictable.

     E.  Statistical Information

     The following tables present statistical information relating to the Company and Allegiance Bank, N.A. on a consolidated basis.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
                       INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1a  CONSOLIDATED AVERAGE BALANCE SHEET
(Yield-Margin Analysis, dollars in thousands)
                                                 1994
  1993                         1992
                                Average          Yields/   Average
   Yields/   Average            Yields/
                                        Balance Interest  Rates
Balance  Interest   Rates    Balance  Interest   Rates
ASSETS
 Loans:
  Commercial                             $22,338   $1,931    8.63%
$20,471   $1,703     8.32%   $26,317  $2,100     7.98%
  Real estate                             27,637    2,611    9.45
21,415    2,031     9.48     19,515   1,989    10.19
  Consumer                                 2,426      248   10.22
2,255      226    10.01      2,395     256    10.68
  Revolving credit                         3,339      305    9.12
3,818      332     8.69      4,447     374     8.42
      Total loans                         55,740    5,095    9.14
47,959    4,292     8.95     52,674   4,719     8.96
 Investment securities:
  United States Treasury                  12,209      752    6.16
17,243    1,079     6.26     20,552   1,320     6.42
  Federal agencies                        23,940    1,520    6.35
23,833    1,548     6.50     13,041     996     7.64
  Other                                      510       29    5.69
384       25     6.51        630      43     6.84
      Total investment securities         36,659    2,301    6.27
41,460    2,652     6.40     34,223   2,359     6.89
 Federal funds sold                        6,501      239    3.86
4,185      127     3.02      4,263     145     3.39
      Total earning assets                98,900    7,635    7.72
93,604    7,071     7.55     91,160   7,223     7.92
 Other non earning assets                  5,774
6,253                        5,741
      Total assets                      $104,674
$99,857                      $96,901

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Interest checking                      $ 8,727      196    2.25    $
8,351      154     1.85    $ 6,467     158     2.44
  Money-market accounts                   41,490    1,228    2.96
39,143    1,186     3.03     34,123   1,263     3.70
  Certificates of deposit                 27,048    1,331    4.92
28,530    1,424     4.99     34,627   1,964     5.67
      Total interest-bearing
      accounts                            77,265    2,755    3.85
76,024    2,764     3.64     75,217   3,385     4.50
 Federal funds purchased and securities
 sold under agreements to repurchase
 and other borrowings                      1,093       51    5.44
102        4     3.64        115       4     3.90
      Total interest bearing              78,358    2,806    3.58
76,126    2,768     3.64     75,332   3,389     4.50
 Non interest-bearing deposit
      and liabilities                     16,260
14,663                       13,898
      Total Liabilities                   94,618
90,789                       89,230
 Stockholders' Equity                     10,056
9,068                        7,671
      Total Liabilities and
      Stockholders' Equity              $104,674
$99,857                      $96,901
 Interest Spread
4.14%                        3.91%              3.42%
 Net interest income/margin                        $4,829    4.88%
    $4,303     4.60%            $3,834     4.21%


Table 1b  RATE/VOLUME ANALYSIS

A rate/volume analysis is included for 1994 compared to 1993 and 1993 compared to 1992.


         1994 Compared to 1993       1993 Compared to 1992

      Variance:    Due to Change    Variance:  Due to Change

     Increase or     in Average     Increase or    in Average

      (Decrease)  Volume     Rate   (Decrease) Volume     Rate
INTEREST EARNED ON:
       *Loans:
       Commercial                           $228       $155         $73
     $(397)       $  (467)         $  70
       Real estate                           580        590        (10)
        42            194           (152)
       Consumer                               22         17          5
       (30)           (15)           (15)
       Revolving credit                     (27)       (42)          15
       (42)           (52)            10
          Total interest on loans            803        696         107
      (427)          (422)            (5)
    Investment securities:
       United States Treasury              (327)      (315)        (12)
      (241)          (213)           (28)
       Federal agencies                     (28)         7         (35)
       552            825           (273)
       Other                                  4          8          (4)
       (18)           (17)            (1)
          Total interest on investments    (351)      (307)        (44)
       293            496           (203)
    Federal funds sold                       112        70          42
       (18)            (3)           (15)
          Total interest on earning assets         564       400
164      (152)           194           (346)

INTEREST PAID ON:
    Interest bearing deposits:
       Interest checking                      42          7          35
        (4)            45            (49)
       Money-market accounts                  42         71        (29)
       (77)           185           (262)
       Certificates of deposit              (93)       (74)        (19)
      (540)          (346)          (194)
          Total interest on deposits         (9)         45        (54)
      (621)            36           (657)
    Federal funds purchased and securities sold
      under agreements to repurchase and other
      borrowings                              47         39           8
         0              0             (0)
       Total interest on liabilities          38         81        (43)
      (621)            36           (657)
    Net interest income/margin             $526       $319        $207
      $469          $ 158          $ 311

*  Loan interest includes loan fees

                                                      INVESTMENT
PORTFOLIO

Table 2a  INVESTMENT SECURITIES

    The estimated fair value of securities available for sale as of December 31, 1994, 1993, and 1992.


                                                       December 31
                                                     (in thousands)
         1994                                          1993    1992
U.S. Treasury Securities and obligations of
  U.S. government agencies                 $2,536
$15,052$23,196
Mortgage-backed securities                  6,364            12,022
9,363
CMOs                                          -                  35
114
Total debt securities                       8,900            27,109
32,673
Equity securities                             545               231
342
    Total                                  $9,445
$27,340$33,015



                December 31
    The amortized cost of securities held to maturity.
               (in thousands)
         1994                                          1993    1992
U.S. Treasury securities and obligations of
  U.S. government agencies                $18,564   $17,319  $6,991
Mortgage-backed securities                     -         -      166
Total debt securities                      18,564    17,319   7,157
Equity securities                              -         -      -
    Total                                 $18,564   $17,319  $7,157



Table 2b  MATURITY DISTRIBUTION
   (in thousands)
                                              After One          After
Five
                                   Within     Yr. Thru     Yrs.Thru
  After       No Fixed
                                 One Year     Five Yrs.     Ten Yrs.
Ten Yrs.       Maturity          Total
 Securities available for sale at amortized cost

U.S. Treasury securities and obligations of
  U.S. Government agencies           -     2,309    -         -       -
        2,309
Mortgage-backed securities         1,626   1,803  1,044     2,486     -
        6,959
Equity securities                    -       -      -         -       545
          545
    Total Securities Available for Sale   1,626   4,112     1,044   2,486
          545          9,813


    Securities held to maturity

U.S. Treasury securities and obligations of
  U.S. Government agencies         7,821   9,476  1,268       -       -
       18,565
     Total investment securities  $9,447 $13,588 $2,312    $2,486    $545
      $28,378



Table 2c  WEIGHTED AVERAGE YIELD

                                After One    After Five
  Within                         Yr. Thru     Yrs. Thru       After
No Fixed
One Year                        Five Yrs.      Ten Yrs.    Ten Yrs.
Maturity          Total
     Securities available for sale

U.S. Treasury securities and obligations of
  U.S. Government agencies            -    7.38%    -           -
     -            7.38%
Mortgage-backed securities          7.25   6.14   6.11        8.52
     -            7.24
Equity securities                     -     -       -            -
   5.71           5.71
    Total available for sale yield  7.25   6.83   6.11        8.52
   5.71           7.18

Securities held to maturity


U.S. Treasury securities and obligations of
  U.S. Government agencies          5.76   5.48   5.45          -
    -             5.60
     Total portfolio yield          7.21%  5.89%  5.74%       8.52%
  5.71%           6.14%

Note: The investment portfolio contained no tax free securities.


                                                         LOAN PORTFOLIO

Table 3a  TYPE OF LOANS
   (In thousands)
                                              December 31

       1994                                         1993    1992

Commercial                                        $21,938 $20,745$23,621
Construction                                          870   - 0 - - 0 -
Real Estate Mortgage                               35,444  27,830 19,946
Consumer                                            8,918   4,067  6,404
    Total  Loans                                  $66,300 $52,642$49,971

Table 3b  MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST
RATES
   (Commercial and Construction Only)
   (in thousands)
    Due in                                Due After
    One Yr.                                One Thru      Due After
    Or Less                               Five Yrs.      Five Yrs.

LOANS MATURING:
   Commercial loans                         $15,984 $1,956    $427
   Construction                                $870  - 0 -   - 0 -



LOANS DUE AFTER ONE YEAR:
    Fixed interest rate                            $ 2,383
    Floating Rate                                        $  - 0 -

Table 3c  NON PERFORMING LOANS
   (In thousands)
                                        December 31
       1994                                    1993   1992
Non accrual loans                            $1,043 $1,387  $1,951
Loans contractually past due as to interest or principal       -       -
     160
Other restructure debt                          -       -       42
Other Real Estate Owned                       1,307    471     513
    Total                                    $2,350 $1,858  $2,666

    Non performing loans consist of (a) loans which are not accruing interest due to questions regarding eventual collectability, (b) loans which are ninety (90) days or more past
due,   loans whose terms have been restructured to accommodate
deterioration in the financial condition of the borrower, and (d) foreclosed real estate.

    The Bank generally places loans on a non accrual basis after ninety(90) days of delinquency except where a loan is fully secured or when expectations are for an immediate improvement in the financial condition of the borrower. Management generally recommends for charge-off, accounts which are ninety (90) days delinquent except where a loan is fully secured and in the process of collection or when expectations are for an immediate improvement in the financial condition of the borrower.

    Non-accrual loans, totaling $1,043,000 at December 31, 1994, consisted of eight (8) borrowers. Of this total, $777,000 were commercial loans which were primarily real estate related and $266,000 were real estate mortgages secured by commercial and residential properties. Specific reserves set aside for these loans total $58,000.

    If the loans carried as non-accrual at year end had been current in accordance with their original terms, the Bank would have collected additional interest of $75,650 for the year.


    There were no loans contractually past due as to interest or principal.

    Foreclosed real estate totaling $1,306,556 represents four properties, one residential two commercial, and one tract of land which management believes can be sold for the amount booked by the Bank.

                                                 SUMMARY OF LOAN LOSS
EXPERIENCE

Table 4  ALLOWANCE FOR LOAN LOSSES
                                               December 31
                                            (in thousands)
      1994                                         1993    1992

Balance at beginning of period                    $1,175  $1,474   $2,015
Charge offs:
    Commercial                                       273     234      564
    Real Estate                                       51     215      337
    Consumer                                          10      37       93
     Total loans charged-off                       $ 334    $486     $994
Recoveries:
    Commercial                                       114      57       54
    Real Estate                                       -       29        8
    Consumer                                           6      10       16
     Total recoveries                              $ 120    $ 97     $ 78
Net charge offs                                      214     389      916
Provision charged to operations                       70      90      375
Balance at end of period                          $1,031  $1,175   $1,474
Ratio of net charge offs during the period to average loans         0.38%
  0.81%          1.73%

                        ALLOWANCE FOR LOAN AND LEASE LOSSES
                                    POLICY STATEMENT

    It is Management's policy to maintain an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. On a quarterly basis, the Loan Committee reviews the adequacy of the loan loss reserve based on estimated charge offs for the coming quarter, loan delinquencies, loan review findings, historical loss experience, peer bank averages and economic conditions, and plans allowance adjustments accordingly. To facilitate this review, the Loan Committee is provided on a quarterly basis a report detailing the following:

    1) A portfolio breakdown by credit quality status in terms of absolute dollars and number of loans.

    2) A portfolio breakdown by collateral type in terms of absolute dollars and number of loans.

    3) A portfolio breakdown by industry concentration in terms of absolute dollars and number of loans.

Each category within these breakdowns is assigned a reserve factor by senior management based on perceived risk. The reserve factors for each category are averaged for each breakdown based upon the categories percentage relationship to the overall portfolio. The reserve factors for each breakdown are compared and adjusted based upon current delinquencies, economic expectations and an individual evaluation of each problem credit. Based on this data an overall reserve factor recommendation is made which can be compared to peer banks and evaluated based on balance sheet and earnings considerations.

Based upon management's analysis, the approximate anticipated losses from charge-offs for 1995 is $275,000 in the commercial loan category, $50,000 in real estate loans and $25,000 in consumer loans.


                                                            DEPOSITS

Table 5a  AVERAGE DEPOSITS
                                                       Year ended
December 31
       1994                                       1993
 1992
   Average                         Average      Average     Average
Average        Average
   Balance                            Rate      Balance         Rate
   Balance          Rate
  (thousands)                               (thousands)
(thousands)

Noninterest-bearing demand deposits$15,980            -       $13,954
    -        $13,369              -
Interest-bearing demand deposits     8,727            2.25%     8,351
    1.85%      5,071              4.49%
Money Market Accounts               41,490            2.96%    39,143
    3.03%     34,123              5.67%
Certificates of Deposit             27,048            4.92%    28,530
    4.99%     34,627              7.32%
  Total Average Deposits           $93,245                    $89,978
             $88,586

Table 5b  CERTIFICATE OF DEPOSIT MATURITY DISTRIBUTION
    (In  thousands)
     3 mos.                                Over 12
    or less                        3-6 mos.      6-12 mos.   mos.   Total

CDS of $100,000 or more              $3,386 $1,183  $1,381 $6,165 $12,115


Table 6a  RETURN ON EQUITY AND ASSETS
                  1994                        1993    1992

Return on Average Assets                                1.13%
1.12%          0.39%
Return on Average Equity                               12.21%
12.30%          4.49%
Dividend pay-out                                        0       0
         0
Average Equity to Average Assets Ratio         9.25%            9.08%
         7.92%

                                     SHORT-TERM BORROWINGS

    Repurchase agreements may be entered into with customers that maintain other relations with the Bank. At year-end there were outstanding repurchase agreements of $393,573.

    The Bank may, from time to time, purchase federal funds. This source of funding is used to offset temporary liquidity shortages. The Bank also borrows on a secured basis from the Federal Home Loan Bank of Atlanta as needed for Balance Sheet management.



                                         LONG-TERM BORROWINGS


    Long-term borrowing consists of a secured advance from the FHLB of Atlanta. This borrowing is fixed at 7.12% and matures on August 1, 1998.


Item 2.    Properties

    The main offices of both the Company and the Bank are located in Montgomery County, Maryland. The Bank leases the space occupied at this location, as well as the space for three additional branches located in Montgomery County, Maryland, and two branches located in Prince George's County, Maryland. The Bank's internal operations, accounting and audit departments are housed at one of the branch locations in Prince George's County. For additional information regarding operating leases see Note 7, Premises and Equipment, in the Notes to Consolidated Financial Statements.

    These locations have been adequate and suitable for the Company's operation.

Item 3.    Legal Proceedings

    There were no legal proceedings pending or threatened against the Company or the Bank at year end that was not ordinary litigation incidental to business, or that were material.

Item 4.   Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the fourth quarter of 1994.

                                                             Part II

Item 5.  Market for the Registrant's Common Stock and Related Matters

    Since May 1994, the Company's common stock has traded on the NASDAQ Exchange under the symbol ALLG.

    Information for trades known to the Company is shown by calendar quarter, for the years indicated in the following table:

1994
High       Low

First Quarter. . . . . . . . . . . . . . . . . . . . . . . $8.50
$6.50
Second Quarter . . . . . . . . . . . . . . . . . . . . . . .9.00
6.13
Third Quarter. . . . . . . . . . . . . . . . . . . . . . . .8.50
6.50
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . .  9.00
7.00




1993
                                                                  High
    Low
First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . $3.50
   $3.50
Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . .4.00
    4.00
Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . .4.50
    4.50
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . .  6.00
    4.75

    The approximate number of holders of registrants' common stock at January 31, 1995 is 765.

    No cash dividends on the Company's common stock have yet been declared. The current policy of the Board of Directors is to retain earnings, in order to provide funds for the growth and development of the Company's business. Any future payment of dividends will depend upon the company's growth, financial condition, capital needs, regulatory requirements and such other factors as the Board of Directors may deem appropriate.

    The ability of the Company to pay dividends is dependent upon the ability of the subsidiary bank to pay cash dividends to the Company. See "Item 1. Business - Supervision and Regulation" for a description of regulatory restrictions on the Banks' ability to pay dividends to the Company.

Item 6.    Selected Financial Data

                                           ALLEGIANCE BANC CORPORATION
AND SUBSIDIARY
                                          (In thousands, except per share
information)


                   Year ended December 31
                                                      1994          1993
             1992                1991
Earnings summary:
    Interest income                                   $7,763
$7,071             $7,283              $7,715
    Interest expense                                   2,806
2,768              3,384               4,126
    Net interest income                                4,957
4,303              3,899               3,049
Provision for possible loan losses                        70
90                375               2,001

Net interest income after provision for possible loan losses:
4,887              4,213               3,524          1,048
    Gains on sales of securities                       (453)          259
               163                 163
    Other operating income                               695          781
               749                 593      Other operating expenses
    4,615              4,138               4,058               3,662







                   Year ended December 31
                                                        1994        1993
             1992                1991


Income (loss) before income taxes:                       514      1,115
           378             (1,858)
  Income(loss) before extraordinary item                 514      1,115
           232             (1,858)
  Net Income (Loss)                                   $1,206     $1,115
         $ 378            $(1,858)

Per share
  Income(loss) before extra-
    ordinary item*                                    $ 0.71      $0.66
         $0.14             $(1.10)
  Net Income(Loss)*                                     0.71       0.66
          0.23              (1.10)
  Book value at year-end*                               6.24       6.06
          5.07               4.85

* Adjusted for stock split.


                                                     STATEMENT OF
CONDITION
                                                         (in thousands)


                                          1994            1993
1992           1991

Total investments                                       $28,009
$44,660             $40,172             $31,946
Total loans                                                      66,300
                  52,642              49,972         54,956
Total assets                                                    106,326
                 105,474             103,724         94,034
Total deposits                                                   93,108
                  94,922              94,699         85,192
Total stockholders' equity                               10,578
10,262               8,581               8,203


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The consolidated financial statements contained herein present the financial condition of the Company and its subsidiary bank, Allegiance Bank, N. A. (the Bank), for the years ended December
31, 1994 and 1993, and the results of operations for the years 1994, 1993 and 1992.


                            Financial Condition

     At the end of 1994, the Company's assets had increased slightly from the year end 1993 level by nearly $900 thousand, or 0.8%, to $106.3 million. The Company realized substantial growth in loans, with a net increase of $13.7 million. The loan growth was funded from the investment portfolio and by a long term borrowing of $1.0 million from the Federal Home Loan Bank of Atlanta
(the FHLB). Funds from the investment portfolio as well as short term borrowings of $1.0 million from the FHLB and $400 thousand in customer repurchase agreements were used to cover an increase in cash and federal fund balances of $1.4 million, purchases of furniture and equipment of $700 thousand and a decline in deposits of $1.8 million.

     Loans increased by 26.0%, or $13.7 million, from $52.6 million to $66.3 million. Most of the loan growth occurred during the last six months of the year as overall loan demand in the Bank's geographic market area increased. Included in the net loan increase are $4.7 million in local, seasoned loans purchased from a regional bank. The largest increase in the portfolio was in real estate loans which grew by $7.6 million, with consumer loans increasing by $4.9 million and commercial loans growing by $1.2 million. Loans secured by various types of real estate represent 53.5% of the total loan portfolio, compared to 52.9% at year end 1993. Total loans represented 68.1% of earning assets at year end, compared to 52.0% at year end 1993.

     As of December 31, 1994, variable rate loans totaled $39.1 million, which was 59.0% of the portfolio, with fixed rate loans at $27.2 million, and 41.0 % of the portfolio. This compares to $27.5 million of loans with variable rates, or 52.3% of the portfolio at the end of 1993 and $25.1 million, or 47.7% in fixed rate loans. No significant amount of the loan portfolio is at below market rates.

     The emphasis in 1995 will continue to be in the area of business development. Management will continue to focus on the Bank's niche lending segments of the market, small and medium sized businesses and the professional community. Added features to the program this year include an increased effort at cross-selling and deposit generation, and achieving a better balance in the Bank's commercial and residential loan portfolios.

     The Bank's underwriting standards continue to be conservative, and management anticipates no significant changes in this policy. However, flexibility in the underwriting process is reflected in the structuring of credit facilities. An increased reliance on special programs, such as those provided by the Small Business Administration and the Certified Development Corporation community, will serve as important aids to the Bank in the future.

     The Bank's primary geographic markets are central and southern Montgomery and northern Prince George's counties. As much as possible, the Bank concentrates on those areas which are proximate to the branch locations. The Bank opened a new branch during the year in Montgomery County at Gaithersburg. As the Bank has expanded, the geographic factors have widened the market considerably. Management foresees substantial opportunities in the Gaithersburg/Airpark area, the Laurel/Beltsville area and the Silver Spring/lower county markets.

     Community reinvestment is a continuing and important segment of the Bank's efforts. Bank employees participate in various areas of community involvement, including special government-sponsored lending programs, youth programs, ethnic programs and efforts in affordable housing. Management plans to be involved in local and regional housing authorities and the Federal
Home Loan Bank, which directly finance the production of affordable housing units in both Montgomery and Prince George's Counties.

     The investment portfolio underwent some dramatic changes in 1994. The available for sale portfolio declined by $17.9 million, from $27.3 million at the end of 1993 to $9.4 million at year-end
1994. The held to maturity portfolio grew by $1.2 million, resulting in a net reduction in the total securities portfolio of $16.7 million. Securities were sold from the available for sale portfolio, periodically during the year, to primarily fund $13.7 million of the loan growth. The net unrealized holding gains on securities available for sale changed from an unrealized gain of $600 thousand at year end 1993 to a net unrealized loss of $300 thousand at year end 1994. The net unrealized holding losses represent a reduction in the estimated fair value of the securities due to a rising interest rate environment, and is not a reflection of credit risk. During the second quarter of 1994, the Bank transferred a security with a par value of $1.0 million and an estimated fair value of $810 thousand, from the available for sale portfolio to the held to maturity portfolio. The unrealized holding loss on this security of $190 thousand is being amortized over its remaining life. The Bank established a banking relationship with the Federal Home Loan Bank of Atlanta during the second quarter of 1994 and purchased
$300 thousand of FHLB stock,
which is reflected in the investment portfolio as equity securities.

     During the fourth quarter of 1994, the Company recorded previously unrecognized deferred income tax assets totaling $892 thousand by eliminating the valuation allowance established during 1993 upon the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes". The elimination of the valuation allowance was deemed appropriate in light of the Company's continuing profitable operations in 1994 and the projected level of future years' taxable income. In accordance with SFAS No. 109, deferred tax assets are recognized only if their realization is "more likely than not".

     Management decided to offset the effect of the elimination of the deferred tax asset valuation reserve by selling certain investments in the available for sale portfolio whose market value had been negatively affected by the rising interest rate environment experienced during 1994. Management sold $7.8 million in securities resulting in $518 thousand in realized losses. The proceeds from these sales were reinvested in securities with a weighted average yield of 7.72%, in order to improve the overall yield of the portfolio, as well as future years' earnings. The securities sold had a weighted average yield of 6.46%.

    During 1994, the Bank opened a new branch, relocated an existing branch, expanded to the third floor of the Bethesda location, installed a Wide Area Network and purchased new equipment in conjunction with the data processing conversion. As a result of these activities, premises and equipment expenses increased by $743 thousand.

     Non-interest bearing deposit balances increased $3.9 million, from $15.0 to $18.9 million. On the other hand, interest bearing balances declined by $5.7 million, leaving the bank with a net deposit decrease in 1994 of $1.8 million, from $94.9 to $93.1 million. The banking industry as a whole has been experiencing declines in deposits as investors moved monies into U.S. Treasury securities and mutual funds, seeking higher returns on their investments. The recent increases in the prime lending rate is allowing the Bank to counter this outflow by offering higher rates on deposits without sacrificing interest rate spreads and margins. The Bank is projecting additional deposit growth due to the opening of its new branch in the fourth quarter of 1994 and the planned opening of an additional branch by the end of the second quarter of 1995, as well as planned growth in existing branches due to increased marketing efforts and the introduction of new products and services.
During the fourth quarter of 1994, the Bank converted to a new data processing system which has enhanced the Bank's ability to offer new products and services.

     At the end of 1994, short term borrowings in the form of customer repurchase agreements were nearly $400 thousand greater than the 1993 year-end level. These repurchase agreement levels fluctuate during the year, based on the customers' liquidity needs. A short term borrowing of $1.0 million from the FHLB was being used to cover temporary liquidity needs of the Bank at the end of 1994. The Bank also borrowed $1.0 million, for a term of four years, from the FHLB during the third quarter of 1994 to fund a specific loan.

                      Capital Resources and Adequacy

     The increased equity of $316 thousand is the net result of the year's net income of $1.2 million and the $906 thousand 1994 net unrealized loss on the Company's available for sale investment security portfolio.

     Risk based capital regulations require banks and bank holding companies to maintain minimum ratios of capital to risk-weighted assets and off-balance sheet credit arrangements. Total capital is classified into two tiers, referred to as Tier 1 and Tier 2. The Bank's Tier 1 capital is composed of common stockholders' equity, while Tier 2 capital is composed of the qualifying portion of the allowance for loan and lease losses. For bank holding companies with consolidated assets of less than $150 million, the risk-based capital guidelines generally are applied on a bank-only basis.

     The bank regulatory minimums for the Tier 1 risk-based capital and total risk-based capital ratios are 4.0% and 8.0%, respectively. At December 31, 1994, the Bank's Tier 1 ratio was 14.39%
and the total risk-based capital ratio was 15.64%. At December 31, 1993 the ratios were 15.54% and 16.80%, respectively. The decline in the ratios is due to the change in the mix of the earning assets from the securities portfolio, which carries a lower risk weighting, to the loan portfolio which carries a higher risk weighting. The Bank remains well in excess of regulatory minimums with ample room to continue to increase the loan portfolio.

     The Bank's capital leverage ratio, another regulatory measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending upon risk profiles and other factors. At December 31, 1994, the Bank's capital leverage ratio was 9.77%, compared to 8.97% at the end of 1993.

                           Results of Operations

     The Company's net income for 1994 was $1.2 million, an increase of 8.2% over net income of $1.1 million for 1993. Net income for 1993 increased by 195.2% over that of 1992, which was $378 thousand. The 1994 net income is after net losses on sales of securities of $453 thousand and income tax benefit of $693 thousand.

     Two key measures of profitability, return on average assets and return on average equity, improved on a annual basis from 1992 to 1994. For 1994 the return on average assets was 1.13% versus
1.12% for 1993 and 0.39% for 1992. The return on average equity for 1994 was 12.21% versus 12.30% for 1993 and 4.49% for 1992. Net income per share was $0.71, up 8.0% for 1994. Net income per share was $0.66 and $0.23 for 1993 and 1992, respectively.

                            Net Interest Income

     The excess of income on earning assets over the cost of funds is net interest income. Earning assets consist of loans, investments and interest earning balances at other banks, while deposits and borrowings represent the interest-bearing liabilities. Several factors influence net interest income, including market rates of interest and the volume, mix and rate sensitivity of earning assets and interest bearing liabilities.

     Net interest income for 1994 was $5.0 million, compared to $4.3 million in 1993 and $3.9 million in 1992. The $654 thousand, or 15.2%, growth in net interest income in 1994 was due to an increase in total interest income of $693 thousand and to the interest expense remaining flat. A change in the mix of earning assets is reflected primarily in an increase in interest and fees on loans of $931 thousand, which was due to the increase in loans outstanding as well as increases in the prime lending rate. Interest on federal funds sold increased by $112 thousand, due to an increase in the volume of federal funds sold. Interest income on the investment portfolio declined by $350 thousand due to the utilization of the investment portfolio to fund loan growth. The $403 thousand, or 10.3%, growth in net interest income in 1993 over that of 1992 is the net result of a decline in total interest expense of $616 thousand and a decline in total interest income of $213 thousand. This decline in interest expense was due to the change in the mix of deposits and to lower average rates paid on interest-bearing liabilities. Certificate of deposit balances, which represent the highest cost of funds, declined and the lower cost deposit balances increased.

     Total interest income declined in 1993, from the 1992 level, due to older, higher rate loans paying off during the year and being replaced with lower rate loans, which resulted in lower average yields on the loan portfolio. The average yield on the securities investment portfolio declined slightly for 1993 due to reinvestment, at lower rates, of principal repayments of mortgage-backed securities, securities which matured, and other securities that were sold. The underlying mortgages for higher rate mortgage-backed securities were paying down at a faster speed in 1993, due to the availability of lower rate mortgage funding.

     During 1994, the Bank's net interest spread and margin, continued to improve. The net interest spread is the difference between the yield on interest-earning assets and rates paid on interest-bearing liabilities. The spread for 1994 increased to 4.09% from 3.91% in 1993 and 3.42% in 1992. Net interest margin is a measurement of how effectively the Bank utilizes its interest earning assets in relationship to the interest cost of funding them. It is computed by dividing net interest income by average interest-earning assets. The net interest margin increased to 4.82% in 1994, from 4.57% in 1993 and 4.23% in 1992.

                     Provision for Loan Losses

     The Bank maintains an allowance for loan losses which represents the amount considered by management to be adequate to cover losses which could occur in the loan portfolio. The provision for loan losses is a charge to earnings to maintain the allowance at an adequate level. On a quarterly basis, management conducts a comprehensive review of the loan portfolio, evaluating factors such as economic conditions, loan mix and volume, delinquency trends, identification of weak credits, historical loan loss experience and the value of collateral, to ensure that an adequate provision is maintained. Between reviews, events may occur which dictate immediate adjustment to the allowance, and these situations are addressed as required.

     During 1994, the allowance was reduced by net charge-offs of $214 thousand and was increased by $70 thousand due to a provision for loan losses through a charge to earnings. Net charge-offs for 1993 and 1992 were $389 thousand and $916 thousand, respectively.
The charge to earnings for the loan loss provision in 1993 was $90 thousand and in 1992 was $375 thousand. The $70 thousand provision added to the allowance in 1994 reflected management's judgment of the current loan portfolio, with improved asset quality and substantial net loan growth. The $13.7 million increase in net loans outstanding at year end 1994 represented, principally, gains in the real estate segment of the portfolio. Historical loss experience for real estate loans, as reviewed through migration analysis, has been negligible, therefore minimizing requirements for additions to the allowance. The Bank retains an independent consulting firm which conducts an annual review of the allowance for loan losses after evaluating the overall quality of the loan portfolio. Both the independent consulting firm and Bank management believe that the Bank's allowance was adequate. At year-end 1994, the allowance was at $1.0 million, or 1.6% of loans outstanding and 43.9% of non-performing loans. At year-end 1993 the allowance stood at $l.2 million, or 2.2% of loans outstanding and 63.3% of non-performing loans, compared to $1.5 million or 3.0% of loans outstanding and 55.3% of non-performing loans for 1992.

     Non-accrual loans at year-end 1994 were at $1.0 million, or 1.6% of total loans. This represents a continued improvement in the level of non-accrual loans, over the total at year-end 1993 of $1.4 million, or 2.6% of total loans and year-end 1992 when non-accrual loans were at $2.0 million or 4.0% of loans outstanding. Of the 1994 total, $777 thousand were real estate mortgages secured by commercial and residential properties, with the remaining $265 thousand representing commercial loans, of which $235 thousand were fully guaranteed by the U.S. Small Business Administration.
The 1993 non-accruals were comprised of $800 thousand in real estate mortgages secured by commercial and residential properties, and $600 thousand in commercial loans, of which $300 thousand were real estate secured. At year end 1992, of the $2.0 million in non-accruals, $1.0 million were real estate mortgages secured by commercial and residential properties, and $1.0 million were commercial loans with $500 thousand being real estate secured. There were no loans past due for 90 days or more at the end of 1994, as was also the case at the end of 1993. Loans past due for 90 days or more at year-end 1992 totaled $200 thousand.

                           Non-Interest Income

     Total non-interest income declined to $242 thousand in 1994, due primarily to net losses on sales of securities of $453 thousand, (as discussed in the Financial Condition section) and to some extent to a decline in deposit account service fee income and miscellaneous other income. The decline in fee income occurred due to the reduction in deposit accounts and to customers' management of their account balances to avoid service charges, mainly overdraft fees. The 1993 non-interest income figure of $1.0 million included net gains on sales of securities of $259 thousand and non-recurring income of $42 thousand. 1993 non-interest income increased by $129 thousand, or 14.1% over that of 1992, which was $912 thousand.
The majority of the increase for 1993 was due to an increase in gains on sales of securities, with smaller increases in services charges on deposit accounts and miscellaneous other fee income. Other fee income is collected for wire transfers, issuance of official checks, processing of special collections and safe deposit box rentals. Management projects that service fee income will increase during 1995 and beyond, consistent with anticipated account growth, as discussed in the Financial Condition section relative to branch and deposit growth.

                           Non-Interest Expense

     Total non-interest expense was $4.6 million for 1994, which was an 11.5% increase over the 1993 total of $4.1 million. In 1993, non-interest expense increased by 2.0%, or $80 thousand over 1992.

     Higher salaries and employee benefits, up $342 thousand or 17.3%, represented the largest increase in non-interest expense and were mainly due to increased staffing in the lending area and the branch system, to merit increases and, to a lesser extent, performance bonuses. Related expenses, such as medical and payroll tax expense, increased accordingly. The rise in salaries and benefits was $117 thousand, or 6.3%, in 1993 and was due primarily to merit increases and to a lesser extent, increased costs of medical benefits.

     The other non-interest expense categories, with the exception of advertising expense which increased by $92 thousand due to a planned increase in the advertising budget, increased minimally during 1994. In 1993, the FDIC insurance premiums increase was $43 thousand, or 22.1%, due to an increase in deposits as of the assessment dates, as well as an increase in the insurance rates.
The remainder of the non-interest expense categories increased minimally in 1993 as well.

                  Liquidity and Interest Rate Sensitivity

     Liquidity is a measure of the Bank's ability to generate and maintain sufficient cash flows to fund operations, and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner.
The Bank's liquidity is provided by amortizing and maturing loans, maturities and pay downs of investment securities, federal funds sold, readily marketable available for sale investment securities and securities that can serve as collateral for borrowing. In the event necessary, the Parent Company would sell securities from its portfolio to fund its own liquidity needs.

     The Bank's liquidity sources and needs are measured on a monthly basis. The analysis includes a review of current lending commitments and projections of future loan demand and anticipated deposit growth or contraction. At December 31, 1994 the Bank's liquidity sources were 2.1 times anticipated liquidity needs, well in excess of the established management guidelines of 1.3 times anticipated liquidity needs. At the end of 1993, liquidity sources were 3.3 times projected liquidity needs.

     Because of the significant impact interest rate fluctuations may have on the Bank's performance, management continually monitors the interest rate sensitivity of its assets and liabilities. The common measurement term is "gap", which refers to the relationship of earning assets to interest-bearing liabilities within the time period in which they will mature or reprice. A positive gap, wherein earning assets exceed interest-bearing liabilities, positions the Bank to respond to rising interest rates. A negative gap, wherein interest-bearing liabilities exceed earning assets, positions the Bank to respond to declining interest rates.

     Management strives to forecast far enough into the future so they can fine tune the earning assets to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15.0% of earning assets, either positive or negative, for the various periods of measurement. At December 31, 1994, the Bank had a cumulative negative gap out to one year of 7.3% of earning assets. During 1994, the Bank has narrowed its liability sensitive position by increasing variable rate assets and shortening the maturities and repricing periods of a portion of the investment portfolio.

     The following table presents the Bank's gap measurements as of December 31, 1994:
                    (In Thousands)
   Assets and Liabilities Maturing or Repricing Within
                                   0-3       Over 3-12 Over 1-5  Over 5
                                   Months    Months    Years      Years
 RATE SENSITIVE ASSETS (RSA)
  Investment securities            $ 5,134   $ 4,518   $13,321    $ 4,531
  Loans                            $40,397   $ 1,127   $ 9,738    $15,076
  Federal funds sold               $ 3,003             $   -      $   -
     $   -

    Total RSA                      $48,534             $ 5,645    $23,059
     $19,607

 RATE SENSITIVE LIABILITIES (RSL)
  Interest bearing demand deposits           $ 9,016       -          -
         -
  Money market investment accounts           $37,711             -
         -                   -
  Certificates of deposit          $ 5,493   $ 7,657   $14,253    $  21
  Other                            $ 1,394       -     $ 1,000        -

    Total RSL                      $53,614             $ 7,657    $15,253
     $    21

 Cumulative gap                    $(5,080)            $(7,092)   $   714
     $20,300
 Ratio of cumulative gap to
   earning assets                    (5.3%)              (7.3%)
         0.7%          21.0%


                                                                  Taxes

     The Company recorded a $693 thousand income tax benefit during 1994 resulting from the recognition of deferred tax assets which previously had been eliminated through a valuation reserve. The valuation reserve was deemed unnecessary as of December 31, 1994 because realization of the deferred tax assets was considered probable. The Company's increased level of projected future years' taxable income and the recent three years earnings trend supported the elimination of the valuation allowance. The resulting deferred tax asset is comprised primarily of net operating loss carry forward
($392 thousand) and the tax effect of the unrealized holding losses on investment securities ($214 thousand). The remaining $325 thousand is the result of other temporary differences between financial and tax bases of assets and liabilities such as the allowance for loan losses, deferred loan fee income and depreciation. For the year ended December 31, 1993 the Company was able to utilize a portion of the total net operating loss carryforward to eliminate applicable income taxes in the amount of $433 thousand. In 1992, prior to the adoption of SFAS No. 109, the tax benefit from the utilization of the net operating loss is reflected as an extraordinary item of $145 thousand. For 1995 and subsequent years, the Company expects to record income tax expense at the statutory rates which will significantly impact earnings.

     The Company files a consolidated federal tax return, and is taxed at the prevailing statutory rate on net income. The current statutory rate is 34.0%. Franchise tax returns are filed by the Bank with the State of Maryland. At December 31, 1994, the Company had a federal net operating loss carryforward of approximately $1.0 million which expires in 2007, and can be used to offset future tax liability.

                 Market Price of Common Stock and Dividends

     Since May, 1994, the Company's common stock has traded through the NASDAQ Exchange under the symbol ALLG. The approximate number of shareholders of record as of January 31, 1995 is 765. Information for high and low sales prices, as known by the Company, is shown by calendar quarter for the years indicated in the following table:

1994
     High Low
First Quarter                                $8.50                $6.50
Second Quarter                                 9.00                 6.13
Third Quarter                                  8.50                 6.50
Fourth Quarter                                 9.00                 7.00

1993
First Quarter                                $3.50                $3.50
Second Quarter                                 4.00                4.00
Third Quarter                                  4.50                4.50
Fourth Quarter                                 6.00                4.75

     No cash dividends on the Company's common stock have yet been declared. In June 1994, the Company issued 282,200 shares of stock as the result of a stock split, effected in the form of a 20% stock dividend. The current policy of the Board of Directors is to retain earnings in order to provide funds for the growth and development of the Company's business. Any future payment of cash dividends will depend upon the Company's growth, financial condition, capital needs, regulatory requirements and such other factors as the Board of Directors may deem appropriate.

Item 8.   Financial Statements and Supplementary Data

      The information called for by Item 8, Financial Statements and Supplementary Data, is hereby incorporated by reference from the information and financial statements set forth under the caption
"Financial Statements" (Item 14, section 1) incorporated as part of this filing.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with accountants on accounting and financial disclosure.

                                                                Part III


Item 10.  Directors and Executive Officers of the Registrant

      The information called for by Item 10, Directors and Executive Officers of the Registrant, is hereby incorporated herein by reference from the information set forth under the captions "Directors and Executive Officers," and "Meetings and Committees of the Board," on the Proxy Statement.

Item 11.  Executive Compensation

      The information called for by Item 11, Executive Compensation, is hereby incorporated herein by reference from the information set forth under the caption "Remuneration of Directors and Officers," on the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12, Security Ownership of Certain Beneficial Owners and Management, is hereby incorporated herein by reference from the information set forth under the caption Directors and Executive Officers, on the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      During fiscal year 1994 there were no transactions with related parties which exceeded $60,000 or exceeded 5% of gross revenues of the provider of services.

      Directors and officers of the Company and the Bank, and persons, corporations and organizations with whom or which they are associated, have had, and expect to have in the future, banking transactions with the Bank in the ordinary course of the bank's business. In the opinion of the management of the Company and the Bank, all loans to directors and officers and their associates have been made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and have not involved more than the normal risk of collectibility or presented other unfavorable features. The aggregate balance of loans outstanding to directors and officers and their associates was $2,990,545 (29.1% of the Company's stockholders' equity) at December 31, 1994.

                                                                 Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
8-K.

  The following is a list of certain documents filed as a part of this
Report:

  1.  Financial Statements.

       Report of Independent Auditors                         34

       Balance Sheets                               37

       Statements of Income                              38

       Statements of Changes in Shareholders' Equity               39

       Statements of Cash Flows                          40 - 41

       Notes to Consolidated Financial Statements             42 - 57

  2.  Financial Statement Schedules.

       None

  3.  Exhibits.

       Exhibit Number

         3.1      Certificate of Incorporation of Registrant, as amended1

         3.2      By-Laws of Registrant1

        10.1 Lease Agreement, dated September 11, 1986, between Hampden Lane Limited Partnership and Montgomery National Bank1

        10.3      Form of Warrant Agreement   June , 1994

        10.4      Lease, dated October 1, 1991 between Montgomery
National Bank and DOC Limited Partnership5

        10.5 Commercial Lease Agreement, dated November 26, 1984, by and between Triangle Park Associates-1 and Southern Permanent Building Association2

        10.6 Sublease Agreement, dated November 28, 1988, by and between Triangle Park Associates, Republic Federal Savings Bank, and Montgomery National Bank2

        10.7      Lease, dated August 4, 1989, between Montgomery
Bancorp, Inc. and Landmark Associates of Maryland4

       10.8 Lease, dated March 6, 1990, between Montgomery Bancorp, Inc. and Leonard W. Kraisel.3

       10.9 Lease, dated June 10, 1994, between Allegiance Bank and Wheaton Commercial Center Associates7


       10.10 Lease, dated June 24, 1994, between Allegiance Bank and G & G Airpark Associates7


       10.11      Lease, dated June 30, 1994, between Allegiance Bank and
COMAC, Inc.7


       10.12 Sub Lease, dated October 27, 1994, between Allegiance Bank and David H. Baris7


       22         Subsidiary of Registrant6




  1 Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-10682, and incorporated herein by reference.
  2 Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
  3 Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1990.
  4 Incorporated by reference from the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-30282, and incorporated herein by reference.
  5 Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1991.
  6 Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1992.
  7 Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1994.

  No Current Reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.






                                                              Item 14.1





                                                        Financial
Statements




                                            ALLEGIANCE BANC CORPORATION
AND SUBSIDIARY

                                                        REPORT ON AUDITS
OF
                                                 CONSOLIDATED FINANCIAL
STATEMENTS

                                                        FOR THE YEARS
ENDED
                                                 DECEMBER 31, 1994, 1993
AND 1992



































                             No extracts from this report may be
published without our written consent
                                                         Stegman &
Company









                                                         TABLE OF
CONTENTS




INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS

                                                   Page

       Consolidated Balance Sheets
1

       Consolidated Statements of Income
2

       Consolidated Statements of Changes in Shareholders' Equity
3

       Consolidated Statements of Cash Flows
4-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6-21


ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                      December 31,

     1994                          1993
ASSETS
Cash and due from banks                               $ 5,338,702 $
3,810,118
Federal funds sold                                      3,000,000
3,100,000
Investment securities:
 Available for sale-at fair value                       9,444,781
27,340,249
 Held to maturity-at amortized cost-fair
  value of $16,739,186 (1994) and $17,373,840 (1993)   18,564,708
17,319,356
Loans
66,300,37852,642,166
    Less: allowance for loan losses                    (1,030,895)
(1,174,964)
Loans - net                                            65,269,483
51,467,202
Premises and equipment - net                            1,530,210
1,013,757
Other real estate owned                                 1,306,556
470,947
Deferred income tax benefits                              930,644
  0
Accrued interest receivable and other assets              941,110
952,360


TOTAL ASSETS                        $106,326,194        $105,473,989

LIABILITIES
Deposits:
    Non-interest bearing                              $18,855,398 $
14,976,451
    Interest bearing                                   74,252,542
79,945,434

Total deposits                        93,107,940          94,921,885
Short-term borrowings                                   1,393,573
3,303
Long-term borrowing                                     1,000,000
  0
Accrued expenses and other liabilities                    246,416
286,617


Total liabilities                     95,747,929          95,211,805

SHAREHOLDERS' EQUITY
Common stock - $1 par value; 10,000,000 shares authorized
 and 1,695,750 shares issued and outstanding (1994);2,500,000 shares authorized and 1,410,000 shares issued and outstanding (1993)
                                  1,695,750           1,410,000
Surplus                                                10,640,450
10,628,000
Accumulated deficit                                    (1,417,881)
(2,341,759)
Net unrealized holding (losses) gains on securities      (340,054)
565,943

Total shareholders' equity            10,578,265          10,262,184


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $106,326,194
 $105,473,989

See accompanying notes.
ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                              Years ended December 31,

1994                1993                1992
INTEREST INCOME
    Interest and fees on loans                 $ 5,222,903         $
4,292,030         $ 4,748,045
    Taxable interest and dividends on investment securities
2,301,519           2,652,012           2,390,564
    Interest on federal funds sold                 238,916
126,564             144,571                      Total interest income
        7,763,338           7,070,606           7,283,180
 INTEREST EXPENSE
    Interest on deposits                         2,756,160 2,764,439
3,379,545
  Interest on short-term borrowings                 20,548     3,698
4,478
    Interest on long-term borrowing                 29,679
  0                   0
                                                            Total
interest expense       2,806,387           2,768,137
             3,384,023
NET INTEREST INCOME                              4,956,951 4,302,469
3,899,157
PROVISION FOR LOAN LOSSES                           70,000
90,000             375,054
NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                    4,886,951
4,212,469           3,524,103
OTHER OPERATING INCOME
    Service charges on deposit accounts            601,548   622,547
607,175
    Gain (loss) on sales of securities           (453,193)   259,355
162,578
    Gain on sale of fixed assets                     7,090         0
  0
    Other income                                    86,157
158,400             141,847
                                                  Total other operating
income             241,602           1,040,302   911,600
OTHER OPERATING EXPENSE
    Salaries and employee benefits               2,318,790 1,976,933
1,859,114
    Net occupancy and equipment expense            881,549   842,972
836,503
    Other real estate owned expense                 23,523    59,951
86,679
    Director and committee fees                    114,696   106,469
148,778
    FDIC insurance                                 223,296   236,203
193,410
    Data processing expense                        100,689    96,407
97,155
    Advertising                                    148,651    56,677
30,463
    Other insurance                                 96,884    91,510
97,155
    Other expense                                  706,742   670,521
708,692
                                                            Total other
operating expense                    4,614,820
       4,137,643           4,057,949
INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                         513,733 1,115,128
377,754
APPLICABLE INCOME TAXES (BENEFIT)
 net of tax benefit of operating loss carry forward
 of $199,824 for 1994, $432,821 for 1993 and -0- for 1992  (692,613)
  0             145,328
INCOME BEFORE EXTRAORDINARY ITEM                 1,206,346
1,115,128             232,426
EXTRAORDINARY ITEM - Tax benefit from
    realization of net operating loss carry forward                0
  0             145,328
NET INCOME                                     $ 1,206,346         $
1,115,128          $  377,754
PER SHARE INFORMATION
  Income before extraordinary item                   $ .71
$ .66         $  .14
  Extraordinary item                                 $ .00
$ .00         $  .09
NET INCOME                                           $ .71
$ .66         $  .23



See accompanying notes.
ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





                                                               Net
unrealized
                                                             holding
gains (losses)
                                  Common           Accumulated  on
securities
                                  Stock    Surplus   Deficit Available
for Sale

Balances at January 1, 1992    $1,410,000$10,628,000         $(3,834,641)
                       $ 0

    Net income                          0         0    377,754
          0

Balances at December 31, 1992   1,410,000 10,628,000          (3,456,887)
                         0

    Net income                          0          0            1,115,128
                         0

Cumulative effect of the initial
  application of Statement of Financial
  Accounting Standards No. 115          0          0                    0
                   565,943

Balances at December 31, 1993   1,410,000 10,628,000          (2,341,759)
                   565,943

    6 for 5 stock split           282,200          0 (282,200)
          0

    Fractional shares retired           0          0     (268)
          0
    Stock options exercised         3,550     12,450         0
          0

    Net income                          0          0 1,206,346
          0

    Net change in unrealized holding gains
     on available for sale securities,
     net of taxes of $ 213,959          0          0         0
  (905,997)
Balances at December 31, 1994 $ 1,695,750         $ 10,640,450 $
(1,417,881)              $ (340,054)




See accompanying notes.
ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Years ended December 31,

1994                                                             1993
          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                             $1,206,346  $ 1,115,128 $
377,754
    Adjustments to reconcile net income to
     net cash provided by operating activities:
        Extraordinary item                          0            0
(145,328)
        Provision for loan losses              70,000       90,000
375,054
        Depreciation and amortization         226,896      220,037
229,556
        Loss on disposal of equipment               0        3,477
 0
        Net gains on sales of securities            0    (259,355)
(162,578)
        Net loss on sales of investment securities

available for sale       453,193         0         0
                                                 Deferred income taxes
                   (692,613)         0   145,328           Net gain on
sale of premises and equipment          (7,090)            (24,603)
 0           Decrease in accrued interest
       receivable and other assets             11,250       66,922
14,103                               Decrease in accrued expenses

                                                               and other
liabilities           (40,201)   (9,363) (168,346)
                                                 Other - net
(452,182)                (389,042)           (916,136)

Net cash provided by

operating activities            775,599             813,201
                                   (250,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale investment securities
(8,845,752)                        0         0
     Proceeds from sales of available for sale
       investment securities               23,145,307            0
  0
  Proceeds from maturities and principal payments
       of available for sale investment securities       2,796,006
  0                        0
     Purchases of held to maturity investment securities
(3,018,594)             (31,936,986)        (19,536,901)
     Proceeds from sales of held to maturity
    investment securities                           0   23,788,228
5,210,410
  Proceeds from maturities and principal

       payments of held to maturity investment securities1,000,000
4,486,162                6,263,774
     Net (increase) decrease in loans     (9,547,423)  (2,670,665)
4,984,947
                                              Purchase of loans
(4,732,357)                        0         0
     Bank premises and equipment acquired   (743,349)     (83,302)
                   (133,305)
   Proceeds from sales of premises and equipment             7,090
3,500                        0
                                                            Net cash
provided (used) by investing activities         60,928    (6,413,063)
                                      (3,211,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits   (1,813,945)      222,973
9,507,298                  Net increase (decrease) in short-term
borrowings                                        1,390,270
(144,489)            (27,208)
 Proceeds from long-term borrowing          1,000,000            0
  0
 Proceeds from sale of common stock            15,732            0
  0

Net cash provided by financing activities             592,057
                                        78,484           9,480,090
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                        1,428,584  (5,521,378)
6,018,413
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                       6,910,118   12,431,496
6,413,083
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                           $ 8,338,702  $ 6,910,118
$12,431,496
Supplemental Cash Flow Information:


                      1994      1993      1992
Interest paid                             $ 2,786,814  $ 2,778,041 $
3,522,904

Income taxes paid                       $           0$           0$
   0

Assets acquired in foreclosure            $   835,609  $   220,947 $
250,000

Reclassification of available for sale
 securities to held to maturity (at estimated fair value)          $
810,000       $           0       $           0



See accompanying notes.


ALLEGIANCE BANC CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

     The consolidated financial statements include the accounts of Allegiance Banc Corporation (the Company) and its subsidiary bank, Allegiance Bank, N.A. (the Bank), with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the books of the holding company on the basis of its equity in the net assets of the subsidiary. Certain reclassification have been made to amounts previously reported to conform with the classifications made in 1994.

    Securities Available For Sale

     Securities available for sale are stated at fair value, based on quoted market prices. They represent those securities which management may sell as part of its asset/liability strategy, or which may be sold in response to changing interest rates, changes in prepayment risk or other similar factors. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The cost of securities sold is determined by the specific identification method.

    Securities Held To Maturity

     Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discount which are recognized in interest income using the interest method over the period to maturity. The Company has the positive intent and ability to hold these securities until maturity.

    Loans Receivable

    Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding unpaid principal balances reduced by any chargeoffs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

    Interest on Loans

     Interest income on loans is accrued at the contractual rate on the principal amount outstanding. When scheduled principal or interest payments are past due 90 days or more on any loan not fully secured by marketable collateral, which may include real estate, the accrual of interest income is discontinued and recognized only as collected. When loans are placed on nonaccrual status, previously accrued interest is charged against interest income. The loan is restored to an accruing status when all amounts past due have been paid and the borrower has demonstrated the ability to continue such payments.
     Loan origination and commitment fees and certain direct loan origination costs are being deferred, and the net amount is amortized over the contractual life of the loan as an adjustment of the loan's yield.

    Allowance for Loan Losses

     The allowance for loan losses is increased by charges to income and decreased by chargeoffs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.
    Other Real Estate Owned

     Real estate acquired through foreclosure of loans is carried at cost or fair value minus estimated costs of disposal, whichever is lower.
Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of the loan balance over fair value is charged to the allowance for loan losses. Gains and losses on sales of other real estate are included in non-interest income.

    Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization computed predominantly by straight-line methods over the estimated useful lives of the properties. Expenditures for maintenance, repairs and minor renewals are charged to operations; expenditures for betterment are charged to the property accounts.

    Income Taxes

     Income taxes are based on income and expense amounts in the statement of income. Under the liability method, deferred taxes are determined based on the differences between the tax and financial bases of assets and liabilities and are measured at the enacted tax rates expected to be in effect at the time these differences reverse. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

    Net Income Per Common Share

     Primary net income is computed by dividing net income by the weighted average number of common shares outstanding during the year, giving retroactive effect to stock splits. Although stock options granted and warrants outstanding are considered common stock equivalents for the purpose of computing the net income per share, they have been excluded since they have no dilutive effect.

    Cash Flows

     The Company has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold."


2.  ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires that deferred income taxes reflect the future years' tax consequences of differences between the tax and financial accounting bases of assets and liabilities.
      The initial adoption of SFAS No. 109 had no effect on the Company's financial statements because all deferred tax assets were eliminated through a valuation allowance for the year ended December 31, 1993.

      On December 31, 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the
Company to identify and segregate those investment securities it intends to hold to maturity, those securities which are available for sale and those securities which are trading securities.
Investment securities held to maturity are carried at amortized cost, while investment securities available for sale are carried at estimated fair value. Net unrealized holding gains and losses on securities available for sale are reported as a separate component of shareholders' equity. The Company does not have any securities designated as trading securities. The initial application of SFAS No. 115 resulted in recording a net unrealized gain of $565,943, relating to the Company's investment securities available for sale.

      Effective January 1, 1993, the Company adopted SFAS No. 106, "Accounting for Post Retirement Welfare Benefits." The adoption of this standard had no material impact on the results of operations or financial condition of the Company.

      In November 1993, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Post Employment Benefits". Statement 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. This Statement is effective for fiscal years beginning after December 15, 1993. The adoption of SFAS No. 112 had no effect on the Company's financial statements.

3. PROSPECTIVE ACCOUNTING CHANGES

      In May 1993 the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 applies to loans that are considered impaired, where it is probable that the creditor will not collect all principal and interest payments according to the loan's contractual terms. Under SFAS No. 114, impaired loans must be measured utilizing methods that consider the present value of the expected future cash flows discounted at the loan's effective interest rate, observable market price of the loan or fair value of the collateral. If the measure of an impaired loan is less than the recorded investment, valuation allowance must be established through a corresponding charge to provision for loan losses. This standard is effective for fiscal years beginning after December 15, 1994. The future adoption of SFAS No. 114 is not expected to have a material impact on the Company.

      "Disclosures About Fair Value of Financial Instruments", SFAS 107, extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. This statement is effective for annual periods ending after December 15, 1992 except for entities with less than $150 million in total assets, for which the effective date is for annual periods ending after December
15, 1995. The future adoption of SFAS 107 is not expected to have a material impact on the Company.

4.  RESTRICTIONS ON CASH AND DUE FROM BANKS

      In accordance with Federal Reserve Board Regulation D, the Bank maintains reserve balances with the Federal Reserve Bank based on the overall levels of transaction account balances. The average amount of those reserve balances, net of vault cash, for the years ended December 31, 1994 and 1993 was $750,000 and $450,000, respectively.


5.  INVESTMENT SECURITIES

      The amortized cost and estimated fair values of securities available for sale are as follows:


                  1994
                                       Gross     Gross    Estimated
       Amortized                     UnrealizedUnrealized   Fair
                                       Cost                 Gains
Losses             Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                     $2,609,439     $    0
$73,953          $2,535,486
Mortgage-backed securities            6,658,395         0    294,300
6,364,095
Total debt securities                 9,267,834         0    368,253
8,899,581
Equity securities                       545,200         0          0
545,200
       $9,813,034                        $    0  $368,253 $9,444,781


                    1993
                                       Gross     Gross    Estimated
       Amortized                     UnrealizedUnrealized   Fair
                                       Cost                 Gains
     Losses              Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                    $14,698,422   $424,925  $
71,125                   $15,052,222
Mortgage-backed securities           11,810,317   284,725     72,892
   12,022,150
Collateralized mortgage obligations      35,067       310          0
       35,377
Total debt securities                26,543,806              709,960
144,017                    27,109,749
Equity securities                       230,500         0          0
230,500
                                    $26,774,306  $709,960   $144,017
  $27,340,249



    The amortized cost and estimated fair values of investment securities held to maturity are as follows:


          1994
                                       Gross     Gross    Estimated
       Amortized                     UnrealizedUnrealized   Fair
                                       Cost                 Gains
     Losses                   Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                    $18,564,708$
0$1,825,522                        $16,739,186




                 1993
          Gross          Gross             Estimated
       Amortized                     UnrealizedUnrealized   Fair
                                       Cost                 Gains
     Losses                   Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies                                    $17,319,356   $200,343
$145,859                        $17,373,840

    The amortized cost and estimated fair value of debt securities at December 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                   Available For Sale Portfolio          Held To Maturity
Portfolio                              Estimated
Estimated
        Amortized                       Fair    Amortized   Fair
          Cost                          Value     Cost      Value

Due in one year or less               $ 300,000 $
249,000$7,820,631$6,937,159
Due after one year
 through five years                   2,309,439 2,286,486 9,476,476
8,698,128
Due after five years
  through ten years                           0         0 1,267,601
1,103,899
  Total                                         2,609,439
2,535,48618,564,708     16,739,186
Mortgage-backed securities            6,658,395 6,364,095         0
 0
Total debt securities                $9,267,834$8,899,581
$18,564,708    $16,739,186
    Proceeds from sales of investments in mortgage backed securities were $10,619,963 in 1994, $2,165,423 in 1993 and $2,046,105 in 1992. Gross gains of $28,452 and gross losses of $483,224 were realized on the 1994 sales, gross gains of $107,709 were realized on the 1993 sales and gross gains of $17,187 were realized on the 1992 sales. Proceeds from sales of investments in all other securities were $12,525,344 in 1994, $21,622,805 in 1993 and $3,164,296 in 1992.
Gross gains of $120,593 and gross losses of $119,014 were realized on the 1994 sales. Gross gains of $204,784 and gross losses of $53,138 were realized on the 1993 sales. Gross gains of $145,391 were realized on the 1992 sales, with no losses occurring.

    At December 31, 1994, available for sale securities with book and estimated fair values of $982,829 and $970,545, respectively; and held to maturity securities with book and estimated fair values of $3,527,841 and $3,222,691, respectively, were pledged as collateral for certain deposits as required or permitted by law.

6.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    At December 31, 1994 and 1993, loans were as follows:

          1994                          1993

Real estate construction               $819,550         $ 1,483,500
Real estate mortgage                 34,624,58826,346,730
Commercial and financial             21,937,70020,744,954
Loans to individuals                  8,918,540           4,066,982
   Total loans                                $66,300,378
$52,642,166

    The composition of fixed and variable rate loans as of December 31, 1994 and 1993 was as follows:
          1994                          1993

Variable rate                                 $39,123,661
$27,547,711
Fixed rate                                     27,176,717
25,094,455
                                    $66,300,378         $52,642,166

    Changes in the allowance for loan losses for 1994,1993 and 1992 were as follows:
                                       1994       1993      1992

Balance at January 1                $1,174,964          $1,474,006
 $2,015,088
Provision charged to operating expenses 70,000    90,000   375,054
Recoveries                                                 120,147
     97,432         78,243
Loans charged off                     (334,216)           (486,474)
   (994,379)

Balance at December 31              $1,030,895          $1,174,964
 $1,474,006


    Nonaccrual loans totaled $1,043,260, $1,386,529 and $1,950,976 at
December 31, 1994, 1993 and 1992, respectively. If interest on these loans had been accrued, such income would have approximated $75,650, $158,378 and $142,967 for 1994, 1993 and 1992, respectively.


7.  PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31, 1994 and 1993:

                                       1994                1993

    Leasehold improvements                              $1,149,060
 $  886,005
    Equipment                                            1,795,046
  1,321,842
                                     2,944,106 2,207,847
    Accumulated depreciation and amortization
 (1,413,896)    (1,194,090)   Premises and equipment - net
 $1,530,210          $1,013,757


    The Bank rents certain bank premises under lease agreements, the initial terms of which range from 5 to 15 years. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover taxes, insurance and maintenance. Total rental expense for 1994, 1993 and 1992 was $512,595,
$487,485 and $451,228, respectively.

    At December 31, 1994, the aggregate minimum net rental commitments under noncancelable operating leases on bank premises are as follows:
             Minimum
            Rentals
          1995                                  $   513,347
          1996                                      576,809
          1997                                      566,520
          1998                                      579,118
          1999                                      567,551

          Thereafter                              1,134,362
              Total                              $3,937,707

    A portion of the Bank's main facility is occupied by a sub-tenant under a lease which commenced in November 1994 and expires September 1999. Annual rent under the lease is $42,120. Additionally, the sub-tenant shares in the operating expenses of the facility.

8.  DEPOSITS

    Included in interest bearing deposits are certificates of deposit in denominations of $100,000 or more which totaled $12,115,424 and $12,946,188 at December 31, 1994 and
1993, respectively.

    Interest on deposits for the years ended December 31, 1994, 1993 and 1992 consisted of the following:
                1994                             1993       1992

    Certificates of deposit ($100,000 or more)$  573,261 $  590,185$
781,024
    Other time deposits                          758,017
834,0641,182,953
    Other interest bearing accounts            1,424,882  1,340,190
1,415,568

       Total interest on deposits             $2,756,160
$2,764,439$3,379,545

9.  SHORT-TERM BORROWINGS

    Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings represent funds acquired for short-term liquidity needs. Federal funds purchased mature on the business day after execution. Selected balances and rates are as follows:

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings:
                                                     1994       1993
    Maximum month-end balance                   $1,736,915   $450,555
    Average daily balance                          676,975    101,525
    Amount outstanding at December 31            1,393,573      3,303
    Average rate during the year                       3.04%
3.64%
    Average rate at December 31                        4.37%
2.86%

10.  LONG-TERM BORROWING

    Long-term borrowing consists of an advance from the Federal Home Loan Bank of Atlanta which matures August 1, 1998. The interest rate on the long-term borrowing is fixed at
7.12%. Collateral for this borrowing consists of U. S. Treasury securities with book values and estimated fair values of $1,267,601 and $1,103,899, respectively, as of December 31, 1994.

11.  INCOME TAXES

    Applicable income taxes for the years ended December 31, 1994, 1993 and 1992 were as follows:
                                      1994      1993      1992
Current
 Federal                            $      0  $      0   $     0
 State                                               0         0
   0
   Total current                           0         0         0

Deferred
 Federal                           (567,075)         0   118,987
 State                                       (125,538)         0
26,341
   Total deferred                  (692,613)         0   145,328
     Total income tax expense     $(692,613)   $     0  $145,328

    Components of deferred income taxes for the years ended December 31 1994,1993 and 1992 were as follows:
                                            1994     1993       1992
Provision for loan losses              $(115,618) $140,202   $248,134
Loan fees and costs                     (100,704) (36,024)    (5,575)
Depreciation                             (54,220)  (8,631)   (11,876)
Loan income                              (29,216)  (5,952)   (55,214)
Net operating loss carryforward         (568,134) (89,595)   (30,141)
Other                                    (24,545)        0          0
                                       $(692,613)  $     0   $145,328
    The valuation allowance for deferred tax assets decreased by $675,209 in 1994 due to the Company's ability to realize more tax benefits as a result of higher taxable income than previously anticipated for 1994 and future years. The increased level of projected future taxable income reflects the Company's improved earnings capacity. The net deferred tax assets at December 31, 1994 are expected to be realized through expected future taxable income.

    Income tax expense for the year ended December 31, 1992 contains charges in lieu of federal income taxes that would have been required to be recognized had the Company not been able to utilize an operating loss carryforward . The tax benefit resulting from such utilization is shown as an extraordinary item. The Company has a federal net operating loss carryforward of approximately $1,016,000 which expires in 2007 and may be used to offset future tax liability.

    A reconciliation between actual tax expense and taxes computed at the statutory rate for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                                    1994
           1993                              1992
                                                   Percent
         Percent                       Percent
                                                  of Pretax
        of Pretax                     of Pretax
                                      Amount        income       Amount
     income        Amount          income

Tax computed at statutory rate      $174,669        34.0%      $379,144
      34.0%       $128,436          34.0%
State income taxes
 net of federal income tax benefit    23,905         4.7%        48,690
       4.4%         16,892           4.5%
Utilization of net operating
 loss carryforward                         0           0%     (432,821)
    (38.4%)              0             0%

Tax exempt interest                  (3,694)        (.7%)             0
    0%         0        0%
Non-deductible expenses                4,944          .9%             0
    0%         0        0%
Recognition of deferred tax asset  (892,437)     (173.7%)             0
    0%         0        0%

Actual tax (benefit) expense      $(692,613)     (134.8)%             0
    0%  $145,328     38.5%

   The tax effects of each type of significant item that gave rise to deferred income taxes as of December 31 were as follows:

                                           1994           1993
 Deferred tax assets:
     Provision for loan losses           $115,618       $171,536
     Loan fees and costs                  100,704         86,949
     Loan income                           29,216         61,166
     Depreciation                          54,220         40,823
     Unrealized holding losses on investment
      securities available for sale       213,959              0
     Net operating loss carryforward      392,382        533,302
     Other                                 24,545              0
                                          930,644        893,776
          Valuation allowance for
           deferred tax assets                  0      (675,209)
          Total deferred tax assets      $930,644       $218,567

 Deferred tax liabilities:
     Unrealized holding gains on investment
      securities available for sale      $      0       $218,567
          Net deferred tax assets        $930,644       $      0

12.  PROFIT SHARING PLAN

   The subsidiary bank has a 401(k) profit sharing plan covering all employees who meet certain service requirements. Contributions made to the plan for the years ended December 31, 1994, 1993 and 1992 were $26,787, $37,045 and $19,448, respectively.

13.  STOCK OPTIONS AND WARRANTS

    In 1994, the Company renewed a five-year stock option plan providing for the periodic granting of options to certain employees to purchase shares of the Company's stock. Under the terms of the plan, 78,000 unissued shares have been allocated for this purpose. Options are exercisable at a price at least equal to the fair market value at the date of the grant and expire not later than five years from the date of the grant. As of December 31, 1994, options granted under the plan are as follows:

                            Price
                Number       Per          Year
              of Shares     Share       Expires
                  4,020       $8.33        1995
                  6,900        6.67      1996
                  4,080        3.33      1997
                 18,000        5.00      1998
                 24,620        6.67      1999
                 57,620

    At December 31, 1994, the Company had outstanding warrants to purchase 108,000 shares of the Company's common stock at a price of $5.00 per share, adjusted for splits, expiring in 1999.

14. RELATED PARTY TRANSACTIONS

    In the ordinary course of business, loans are made to officers and directors of the Company and its subsidiary. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility.

    For the years ended December 31, 1994, 1993 and 1992 an analysis of such aggregate loans is as follows:

                1994                          1993       1992

    Balance at January 1                   $2,990,545
$3,209,821$3,267,535
    New loans                               2,895,727  1,567,758
1,933,092
    Repayments                             (2,556,668)
(1,787,034)         (1,990,806)
    Balance at December 31                 $3,329,604$
2,990,545$3,209,821


15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and purchase commitments.

    The Bank's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments.
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    The Bank generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management's credit evaluation of the counterparty.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis.

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                                      Contract Amount
                1994                                1993

    Financial instruments whose contract
     amounts represent credit risk:
      Commitments to extend credit             $13,654,007   $9,480,709
      Standby letters of credit                    568,438      798,203


16.   RESTRICTIONS ON DIVIDENDS

    The Bank is subject to certain requirements imposed by federal banking statutes and regulations. These requirements, among other things, establish minimum levels for capital and restrict the amounts of dividends that can be distributed. Currently no dividends may be paid by the Bank without approval by the Comptroller of the Currency.

17.  REGULATORY MATTERS

    On April 10, 1994 the Bank received formal notice from the Office of the Comptroller of the Currency that the Memorandum of Understanding dated April 27, 1993 had been lifted.


18. CONSOLIDATED QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)


                                                 1994
                                     1993

                        FOURTH THIRD SECOND FIRST  FOURTHTHIRD SECOND
FIRST
                        QUARTER      QUARTERQUARTERQUARTER
QUARTERQUARTER  QUARTER   QUARTER

                                                          (Dollars in
Thousands, except per share data)

INTEREST INCOME          $2,066$1,946 $1,846 $1,905
$1,854$1,804$1,746$1,666
INTEREST EXPENSE            785   711    649    661    701   689   675
703
NET INTEREST INCOME       1,281 1,235  1,197  1,244  1,153 1,115 1,071
963
PROVISION FOR LOAN LOSSES    0     0      10     60     60    0     0
30
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES1,281 1,235  1,187  1,184  1,093 1,115 1,071
933
OTHER INCOME               (368)  196    199    214    232   244   254
310
OTHER EXPENSES            1,307 1,093  1,136  1,079  1,069   982 1,037
1,049
INCOME (LOSS) BEFORE
 INCOME TAXES              (394)  338    250    319    256   377   288
194
INCOME TAX BENEFIT         (693)   0      0      0      0     0     0
0

NET INCOME                 $299  $338   $250   $319   $256  $377  $288
$194

PER SHARE DATA
 AVERAGE COMMON
  SHARES OUTSTANDING      1,693 1,693  1,693  1,410  1,410 1,410 1,410
1,410

  NET INCOME                $.17   $.20  $.15   $.19   $.16  $.22   $.17
$.11
  DIVIDENDS                 0      0     0      0      0     0      0
0

MARKET PRICE
 HIGH                       9.00   8.50  9.00   8.50   6.00  4.50   4.00
3.50
 LOW                        7.00   6.50  6.13   6.50   4.75  4.50   4.00
3.50


19.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Allegiance Banc Corporation (parent company only) is as follows:


CONDENSED BALANCE SHEETS

                                                                December
31,
                                                        1994        1993

ASSETS
Cash                                                $    100,247 $
210,707
Investment securities available for sale                 453,042
539,164
Loans                                                     95,125
0
Investment in subsidiary
 9,867,774      9,465,079
Deferred income tax benefits
55,155         0
Other assets
12,479                   53,707

      TOTAL ASSETS
$10,583,822              $10,268,657

LIABILITIES
Other liabilities
$    5,557    $     6,473

SHAREHOLDERS' EQUITY
Common stock
1,695,750 1,410,000
Surplus                                               10,640,450
10,628,000
Accumulated deficit
(1,417,881)    (2,341,759)
Net unrealized holding gains on securities available for sale
(340,054)   565,943


       Total shareholders' equity
10,578,265               10,262,184

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
$10,583,822$10,268,657


CONDENSED STATEMENTS OF INCOME (LOSS)

                                                                Years
ended December 31,
Income:                                       1994        1993       1992


   Taxable interest income                             $   46,217$
44,927   $    54,446
   Other operating income                                      51
              0         21,867
  Total income                                             46,268
         44,927         76,313
Interest and other expenses                               137,959
         86,816        123,290

Loss before equity in
  income of subsidiary                                   (91,691)
(41,889)       (46,977)
Equity in income of subsidiary              1,266,862   1,157,017
424,731

Net income before income tax benefit        1,175,171   1,115,128
377,754

Income tax benefit
(31,175)              0              0

Net income                                            $ 1,206,346
   $  1,115,128    $   377,754



CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Years
ended December 31,
                                               1994        1993
1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $
1,206,346    $ 1,115,128     $  377,754
 Equity in income of subsidiaries                      (1,266,862)
     (1,157,017)      (424,731)
 Decrease in other assets
10,053          2,385            132
 (Decrease) increase in other liabilities         (916)      3,815
           2,568
Net cash used by operating activities          (51,379)
(35,689)       (44,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal
  payments of available for sale investment securities     120,265
205,277        335,012
 Purchases of available for sale investment securities    (99,953)
(300,000)      (399,621)
 (Increase) decrease in loans                             (95,125)
         200,000        195,511
Net cash (used) provided by investing activities          (74,813)
         105,277        130,902

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock              15,732          0
0

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                    (110,460)     69,588
86,715

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                                      210,707
         141,119         54,404

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                        $   100,247
     $   210,707   $    141,119






                                                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ALLEGIANCE BANC CORPORATION



  By:
       Leonard L. Abel
       President and
       Chairman of the Board

  Date:  March    , 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                               Title
               Date


                                                            Chairman of
the Board    March     ,1995
(Leonard L. Abel)             and President
  (Principal Executive Officer)


                                                            Vice
President           March     ,1995
(Thomas E. Beery)             and Director
  (Principal Financial Officer)


                                                            Director
          March     ,1995
(Dudley C. Dworken)


                                                            Director
          March     ,1995
(William A. Koier)


                                                            Director
          March     ,1995
(Ronald E. Parr)



                                                            Director
          March     ,1995
(Ronald D. Paul)


                                                            Director
          March      ,1995
(Thomas L. Phillips)


                                                            Vice
President and Controller March     ,1995
(Stephen C. Jones)