Form 10-Q
period 1995-03-31
ALLEGIANCE BANC CORPORATION
filed 1995-05-16
CIK 807522

FORM  10-Q
                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.   20549


For Quarter Ended   March 31, 1995

Commission file number      0-16706


                                      Allegiance Banc Corporation

    (Exact name of registrant as specified in its charter)

                    Delaware                                    52-1494123
                (State or other jurisdiction of
     (IRS employer identification
          incorporation or organization)
        number)

            4719 Hampden Lane, Bethesda, MD  20814
    (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)  656-5300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes      X      No




Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                          Class
Outstanding at March 31, 1995
     Common Stock, $1.00 par value
1,695,863 shares



                 ALLEGIANCE BANC CORPORATION



                            INDEX

                            Page

                          Number

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

     Consolidated Balance Sheets
     March 31, 1995 and December 31, 1994
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .     3

     Consolidated Statements of Income
     Three months ended March 31, 1995 and 1994
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .     4

     Consolidated Statement of Cash Flows
     Three months ended March 31, 1995 and 1994
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .     5

     Notes to Financial Statements . . . . . . . . . . . . .     6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .     7


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .    13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    14

                 ALLEGIANCE BANC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

March 31                                 December 31
  1995                                         1994

ASSETS
Cash and due from banks                  $ 5,339,047           $   5,338,702
Federal funds sold                     3,800,000                 3,000,000
Investment securities:
  Available for sale-at fair value              9,547,880   9,444,781
  Held to maturity-at amortized cost
  fair value of $17,355,179 at 3/31/95
  and $16,739,186 12/31/94.   18,560,221   18,564,708
Loans                                  67,683,376               66,300,378
   Less:  Allowance for loan losses             (943,160)      (1,030,895)
Loans, net                                      66,740,216     65,269,483
Premises and equipment, net                     1,575,348    1,530,210
Other real estate owned, net                      988,793   1,306,556
Accrued interest receivable and other assets 1,715,122            1,871,754
        TOTAL ASSETS                              $108,266,627 $106,326,194


LIABILITIES
Deposits:
  Noninterest bearing                            $ 16,961,659$ 18,855,398
  Interest bearing                                77,500,234   74,252,542
        Total deposits                          94,461,893     93,107,940

Short-term borrowing                              1,651,229      1,393,573
Long-term borrowing                                   1,000,000 1,000,000
Other liabilities                 347,393                    246,416
        Total liabilities               97,460,515              95,747,929


SHAREHOLDERS' EQUITY
Common Stock-$1.00 par value                   1,695,863    1,695,750

                                              3-31-95           12-31-94
     Authorized                  10,000,000    10,000,000
     Issued                       1,695,863     1,695,750
Surplus                                         10,640,450     10,640,450
Accumulated deficit                (1,333,543)                (1,417,881)
Net unrealized holding losses on securities available for sale
(196,658)        (340,054)
        Total shareholders' equity             10,806,112      10,578,265

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $108,266,627    $106,326,194


                 ALLEGIANCE BANC CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                               Three Months
                                               ended March 31
                                            1995         1994

Interest Income
  Interest and fees on loans                   $ 1,650,444   $ 1,234,499
  Interest and dividends on investments            437,686       640,441
  Interest on federal funds sold                    29,114        30,541
    Total interest income                        2,117,244     1,905,481

Interest Expense
  Interest on deposits                             803,893       661,046
  Interest on short-term borrowing                  18,801    156
  Interest on long-term borrowing                   17,274            0
    Total interest expense                         839,968      661,202
Net Interest Income                   1,277,276   1,244,279

(Benefit) Provision for loan losses              (100,000)        60,000

Net Interest Income After (Benefit) Provision for
  Loan Losses                                    1,377,276     1,184,279
Other Operating Income
  Service charges on deposit accounts              120,399       137,728
  Gains on sales of securities                         0        54,956
  Other income                    23,883  21,223
    Total other operating income                   144,282       213,907

Other Operating Expense
  Salaries and employee benefits                   641,323       538,313
  Net occupancy and equipment expense              240,661       211,823
  Other real estate owned expense                  115,080    4,045
  Other expense                              396,253             324,703
    Total other operating expense                1,393,317     1,078,884

Income Before Income Taxes                         128,241       319,302
Applicable income tax expense                       43,902          -0-

Net Income                                  $   84,339          $ 319,302

Per share information:
  Net Income                                     $    0.05    $    0.19*


  Dividends                                           -0-           -0-

*Adjusted for June 1994 stock split



                 ALLEGIANCE BANC CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)

                        Three months ended March 31

                                1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                     $    84,339              $ 319,302
    Noncash items included in net income:
           (Benefit) Provision for loan losses   (100,000)     60,000
       Depreciation and amortization                62,037     54,300
       Gains on sales of securities                 -0-      (54,956)
       Decrease (Increase) in accrued interest
         receivable and other assets      156,632          (427,844)
       Increase (Decrease) in other liabilities    100,977    (1,589)
       Other-net                                   222,698  (166,965)
  Net cash provided (used) by operating activities 526,683    (217,752)


CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of investment securities              -0-   (2,018,594)
    Proceeds from sales of investment securities -0-       3,563,437
    Proceeds from maturities and principal payments of
      investment securities                       152,226   1,227,974
    Net increase in loans                      (1,382,998)  (955,466)
    Bank premises and equipment purchased        (107,175)   (17,700)
Net cash (used) provided by investing activities(1,337,947) 1,799,651


CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits 1,353,953     (1,825,794)
    Net increase in short-term borrowing  257,656     60,854
       Net cash provided (used) by financing activities 1,611,609 (1,764,940)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS 800,345  (183,041)

CASH AND CASH EQUIVALENTS AT JANUARY 1, 1995/1994 8,338,702 6,910,118

CASH AND CASH EQUIVALENTS AT March 31, 1995/1994  $9,139,047  $6,727,077


                 ALLEGIANCE BANC CORPORATION
                NOTES TO FINANCIAL STATEMENTS


Notes


1. In the opinion of management, the accompanying unaudited consolidated financial statements for March 31, 1995, and December 31, 1994 contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of
March 31, 1995, and December 31, 1994, the results of operation for the three month periods ended
March 31,  1995, and 1994, and cash flows for the three month periods
ended March 31, 1995 and                             1994.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements present the financial condition of the Company, Allegiance Banc Corporation, and its wholly owned subsidiary, Allegiance Bank, N.A., as of March 31, 1995 and December 31, 1994 , and the results of operations for the first quarters of 1995 and 1994.


                         FINANCIAL CONDITION

     During the first three months of 1995, assets increased by $1.9 million, or 1.8%. Cash balances and federal funds sold increased by $800 thousand, and loans increased by $1.4 million to $67.7 million. The investment portfolio also increased by $100 thousand and other real estate owned decreased by $300 thousand. Total deposits at March 31 were also higher by $1.4 million.

     Cash balances increased during the first three months of 1995 primarily from the sale of other real estate owned and from a $300 thousand increase in customer repurchase agreements. Cash, federal funds and short term investment securities represent liquidity available for the Bank's use.

     As of March 31, 1995, outstanding loan balances were $67.7 million compared to $66.3 million at December 31, 1994, which was an increase of 2.1%. At the end of March the Bank had approximately $10 million of loan commitments outstanding.

     The investment portfolio remained fairly stable in the first quarter. The held-to-maturity portfolio was unchanged, while the available-for-sale securities increased by $100 thousand. This reflects an increase in market value offset by principal paydowns on mortgage-backed securities. There were no securities sales or purchases during the quarter.
The Available-for-Sale portfolio unrealized loss decreased in the first quarter by $143,000 after-tax, as interest rates fell substantially across the entire yield curve. The net unrealized holding loss was $196 thousand at March 31, 1995. The net unrealized holding losses represent a reduction in the market value of the secur-ities and is not a reflection of credit risk. Securities investments continue to be in U.S. Treasury and U.S. Government Agency obligations which do not represent a credit risk.

     Premises and equipment increased by $45,000 in the first quarter primarily from telecommunications equipment and Wide Area Network (WAN) related computer and license purchases.

     Deposits increased by $1.4 million in the first quarter as declines of $4.5 million in demand, NOW and money market accounts were offset by an increase of $5.9 million in CD balances. Management anticipates that the demand and money market balances will return in the second quarter, and that CD activity will remain strong. The bank is also sched-uled to open a new branch in Silver Spring, Maryland in June which will create additional deposit growth. The Bank is introducing telephone bank-ing, a new sweep product and computer banking in the second quarter. All of these new products are anticipated to create further deposit growth and provide our corporate customers with more sophisticated tools to manage their business. The ability to provide these products is a result of the Bank's conversion to a new computer system with enhanced capabilities in the fall of 1994.

     Short-term borrowing increased by $300 thousand during the period as a result of our customers increasing their repurchase agreement investments from $400 thousand to $700 thousand. In addition to $700 thousand of customer repurchase agreements, the bank also has a three month secured advance from the Federal Home Loan Bank of Atlanta for $1.0 million. This amount is unchanged from 12/31/94.

     Long-term borrowing also remained unchanged at $1.0 million.
This is a four year borrowing that matures in August, 1998.
The funds were borrowed in 1994 to fund a specific loan. This borrowing is also a secured advance from the Federal Home Loan Bank of Atlanta.

     Shareholders' Equity increased by $228 thousand in the three month period as a result of $84 thousand in net earnings and an $143 thousand increase in the market value of the available-for-sale securities portfolio.


                        RESULTS OF OPERATIONS

     The Company recorded net income of $84 thousand, or $.05 per share for the three months ended March 31, 1995. This compares with net income for the same period in 1994 of $319 thousand. In 1994 there were securities gains of $55 thousand. There was also no tax expense recorded in 1994 since the Company had the benefit of a tax-loss carryforward. The net income for the first three months of 1995 reflects a tax expense of $44 thousand, and there were no securities gains during the period.
There was also approximately $60 thousand of non-recurring expenses in the first three months of 1995 compared to 1994. The loan provision for the first quarter of 1994 was $60 thousand, compared to a $100 thousand credit in 1995 which was offset by a $100 thousand reserve established for other real estate owned.


                          NET INTEREST INCOME

     Net interest income for the first three months of 1995 was $1.277 million compared to $1.244 million the same period last year. Interest income for 1994 includes $67 thousand of interest collected in 1994 on a loan which had been in non-accrual status in 1993 and which became current in principal and interest payment. This represents an improvement of $33 thousand, or 2.7%. Interest income increased by
 $212
thousand, while interest expense increased by $179 thousand. The net spread between interest bearing assets and interest bearing liabilities increased from 3.90% (note: The
$67 thousand of prior years' interest recovered and posted to income was not included in the 1994 spread and yield numbers) in the first three months of 1994 to 4.40% in the same period in 1995. The net yield increased in the same period from 4.62% to 5.22%, while the average earning assets were virtually unchanged.
The yield on interest earning assets improved from 7.37% to 8.73%, and the yield on deposits and borrowing increased from 3.47% to 4.33%.
The yield on the largest earning asset category--loans, increased by 140 basis points, mostly due to the 250 basis point rise in the prime rate from March, 1994 to March, 1995. The yield on investments changed only slightly, rising from 6.02% to 6.06%, and the rates on CDs and Money Market accounts increased by 86 basis points and 62 basis points respectively.


                         PROVISION FOR LOAN LOSSES

     The Bank maintains an allowance for loan losses to absorb losses which could occur in the loan portfolio. The provision for loan losses is a charge to earnings to maintain the allowance at an adequate level. On a quarterly basis, management conducts a thorough review of the loan portfolio, evaluating factors such as historical loss experience, historical delinquency, portfolio trends in composition, collateral and industry concentrations, peer bank loss and delinquency experience, credit commitments, economic trends, effectiveness of loan policies and procedures, and an individual analysis of loans classified as Substandard and Doubtful to determine probability of loss based on collateral, restructuring and alternative repayment sources. Between reviews, events may occur which dictate immediate adjustments to the allowance, and these are addressed as required.

     During the first three months of 1995, management recorded a negative provision to the Allowance for Loan Loss Reserve of $100 thousand. This was a transfer of reserves from the Allowance for Loan Losses to establish a reserve against other real estate owned assets of the Bank. Bank accounting rules recommend the establishment of a reserve against other real estate owned assets. This transfer from the allowance for loan loss reserve is possible because internal and external analysis indicates that the Bank has excess reserves against its loan portfolio. The Bank also had
$21 thousand of recoveries added
to the Loan Loss Reserve in the first quarter and $9 thousand of charge-offs reducing the Reserve.

     Other real estate owned declined from a 12/31/94 balance of $1.3 million to $1.0 million at 3/31/95 as a result of the sale of one of the four properties. At the time of the sale, $15 thousand was charged against the other real estate reserve reducing it to $85 thousand at the end of March.

     At 3/31/95, the Allowance for Loan Losses was $943 thousand, or 1.4% of loans, compared to $1.068 million at 3/31/94, representing 2.0% of loans outstanding. The Allowance at year-end 1994 was $1.031 million, or 1.6%.

     At March 31, 1995 the Bank had only $167 thousand of loans past-due for 30-89 days. This is a significant drop from the $894 thousand of similar category loans at March, 1994, and a drop from $257 thousand reported at the end of 1994. There were no loans past-due 90 days at 12/31/94, 3/31/94, or 3/31/95.

     Non-accrual loans totalled $922 thousand at March 31, 1995. This was a drop from $1.0 million at the end of 1994. It is also a reduction from the $1.1 million of non-accrual loans reported at 3/31/94. Loans secured by real estate account for $720 thousand of the total non-accrual loans at March 31, 1995. Commercial loans of $265 thousand and installment debt of $7 thousand make-up the remainder. Additionally, $235 thousand of the commercial loan total is guaranteed by the Small Business Administration.


                            NON-INTEREST INCOME

     Non-interest income for the first three months of was $144 thousand, a decrease of $70 thousand. There were no securities gains in the first three months of 1995 compared to $55 thousand in 1994. Service charges on deposit accounts were $120 thousand in 1995, down 12.6% from 1994. This was a result of customers managing their accounts better and from an increase in the earnings credit given to corporate customers as a result of the rate on the three month t-bill, on which the earnings is based, almost doubling from 3.5% to 6.0%.


                            NON-INTEREST EXPENSE

     Non-interest expense for the first three months of 1995 increased $314 thousand over the same period last year. Other real estate owned expense increased by $111 thousand of which $100 thousand represents the charge to establish the reserve for other real estate owned. Occupancy and equipment expense increased by $29 thousand as a result of opening a new branch in Gaithersburg and moving our Wheaton branch to a larger site. It was also impacted by increased costs associated with new communication and computer equipment purchased in the Bank's conversion to a new computer system in late 1994. Salaries and benefits increased by $103 thousand as the Bank added lending officers, branch staff, and one senior retail officer.
There were also approximately $30 thousand of non-recurring expenses due to severance payments occurring in the first quarter of 1995.

     Other expenses increased by $71 thousand over 1994 resulting from increased costs for data processing, advertising, and courier expenses. Additionally there were some non-recurring expenses for consulting and ATM expenses relating to the 1994 computer system conversion.


                               INCOME TAXES

     In the first three months of 1994 the Company benefited from a net federal operating loss carryforward and did not record any tax expense.
In late 1994, the Company was required by Financial Accounting Standard
109 to record a tax benefit to recognize the future effects of the Company's deferred tax assets including the tax loss carryforward. This tax benefit is required if the Company's current and expected earnings will allow the Company to realize its deferred tax benefits in the future.
FAS 109 requires that all of this future benefit be recognized immediately.

     The result of this tax accounting adjustment is that the Company will record income tax expense at full current corporate federal and state tax rates going forward. This resulted in tax expense of $44 thous-and in the first quarter of 1995 based on pre-tax income of $128 thousand.


                            CAPITAL REQUIREMENTS

     Risk based capital requirements require banks and bank holding companies to maintain minimum ratios of capital to risk-weighted assets and off-balance sheet credit arrangements. Total capital is classified into two tiers, referred to as Tier 1 and Tier 2. The Bank's Tier 1 capital is composed of common stockholders' equity, while Tier 2 capital is composed of the qualifying portion of the allowance for loan and lease losses. For bank holding companies with consolidated assets of less than $150 million, the risk-based capital guidelines generally are applied on a bank-only basis.

     The regulatory minimums for the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratios are 4.0% and 8.0% respectively. At March 31, 1995, the Bank was well in excess of regulatory minimums with the Tier 1 ratio at 14.2% and the total risk-based capital ratio at 15.5%. At March 31, 1994 the ratios were 15.8% and 17.1%.

     The Bank's capital leverage ratio, another regulatory measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending upon risk profiles and other factors. At March 31, 1995, the Bank's capital leverage ratio was 9.8% compared to 9.0% at March 31, 1994.


                LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is a measure of the Bank's ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. The Bank's liquidity is provided by amortizing and maturing loans, maturities and paydowns of investment securities, securities and loans that can serve as collateral for borrowing, federal funds sold and readily marketable investment securities. Deposit growth and earnings also contribute to the Bank's liquidity. In the event necessary, the Parent Company may sell securities from its available for sale portfolio to fund its own liquidity needs.

     The Bank's liquidity sources and needs are measured on a monthly basis and forecast six months. The analysis includes a review of current and future loan demand, and anticipated deposit growth or contraction. At
March 31, 1995 the Bank's liquidity sources were 1.5 times anticipated liquidity needs, which is in excess of the established management guidelines of 1.3 times anticipated liquidity needs.

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

     Management strives to forecast far enough into the future so they can fine-tune the earning assets and liabilities to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15%, either positive or negative, for the various periods measured.
At March 31, 1995 the Bank had a cumulative negative gap out to one year of 8.6% of earning assets.

     The following table presents the Bank's gap measurements as of March 31, 1995.
                                                                     OVER
                               3 MONTHS 6 MONTHS 12 MONTHS 1-5 YRS. 5 YEARS
RATE SENSITIVE ASSETS

  Investment Securities           4,084    3,410    2,549   14,065    3,772

  Loans                          40,491      895    1,649   16,905    7,642

  Federal Funds Sold              4,732
                                -------  -------  -------  -------  -------
     TOTAL                       49,307    4,305    4,198   30,970   11,414

RATE SENSITIVE LIABILITIES

  NOW Accounts                    8,103

  Money Market Accounts          35,923

  Certificate of Deposits         4,952    4,787   11,010   12,881      194

  Other Borrowing                 1,651                      1,000
                                -------  -------  -------  -------  -------
                                 50,629    4,787   11,010   13,881      194
                               ---------------------------------------------
Cumulative Gap                   (1,322)  (1,804)  (8,616)   8,473   19,693
                               =============================================

Ratio of cumulative gap to
  earning assets                  -1.32%   -1.80%   -8.60%    8.46%   19.65%




                                 PART  II

                            OTHER  INFORMATION


Items 1 through 6(b)


    Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.





                       ALLEGIANCE BANC CORPORATION

                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereun to duly
authorized.



    Allegiance Banc Corporation
    (Registrant)


DATE:    May 15, 1995                BY:
Stephen C. Jones , Controller