Form 10-Q/A
period 1995-03-31
ALLEGIANCE BANC CORPORATION
filed 1995-07-11
CIK 807522

FORM  10-Q/A
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


         ALLEGIANCE BANC CORPORATION



         ALLEGIANCE BANC CORPORATION



                    INDEX

                                      Page

                                    Number

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

    Consolidated Balance Sheets
    March 31, 1995 and December 31, 1994
    (Unaudited)    ..................................3

    Consolidated Statements of Income
    Three months ended March 31, 1995 and 1994
    (Unaudited)    .................................. 4

    Consolidated Statement of Cash Flows
    Three months ended March 31, 1995 and 1994
    (Unaudited)    .................................. 5

    Notes to Financial Statements   ................. 6

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....7


PART II.  OTHER INFORMATION ................................. 12
PART III. EXHIBITS
    EXHIBIT 27:  Financial Data Schedule, Electronic only -- not in
                          paper filing   .................... N/A
SIGNATURES  ..................................................13

                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Allegiance Banc Corporation
(Registrant)


DATE:    July 10, 1995
                            Stephen C. Jones

                            Stephen C. Jones , Controller