Form 10-Q
period 1995-06-30
ALLEGIANCE BANC CORPORATION
filed 1995-08-14
CIK 807522

FORM  10-Q
                                 SECURITIES AND EXCHANGE COMMISSION

                                                  WASHINGTON, D.C.   20549


 For Quarter Ended   June 30, 1995

Commission file number      0-16706


                      Allegiance Banc Corporation

     (Exact name of registrant as specified in its charter)

                 Delaware                                    52-1494123
 (State or other jurisdiction of              (IRS employer identification)
     Incorporation or organization)



                    4719 Hampden Lane, Bethesda, MD  20814
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)  656-5300



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


              Common Stock, $1.00 par value         1,695,863 shares
                          Class               Outstanding at June 30, 1995

                 ALLEGIANCE BANC CORPORATION



                                INDEX
                                               Page
                                               Number

PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

     Consolidated Balance Sheets
     June 30, 1995 and December 31, 1994
     (Unaudited) . . . . . . . . . . . . . . .     3

     Consolidated Statements of Income
     Three and six  months ended June 30, 1995,
     and 1994     (Unaudited) . . . . . . . . .    4

     Consolidated Statement of Cash Flows
     Six  months ended June 30, 1995 and 1994
     (Unaudited) . . . . . . . . . . . . . . . .   5

     Notes to Financial Statements . .. . . . .    6

 Item 2.  Management's Discussion and Analysis
                 of financial Condition and
                 Results of Operations . . . .     7


PART II.  OTHER INFORMATION. . . . . . . . . .     15

Exhibits: Financia Data Schedule.. . . . . . . . N/A

SIGNATURES . . . . . . . . . . . . . . . . . .    16

                 ALLEGIANCE BANC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited) (In thousands)
                                                                              June 30,                December 31,
                                                                               1995                          1994

     ASSETS
Cash and due from banks                                  $     5,159           $         5,339
Federal funds sold                                                 0                      3,000
Investment securities:
  Available for sale-at fair value                             7,383                      9,445
  Held to maturity-at amortized cost
  fair value of $17,897 at 6/30/95
  and $16,739 at 12/31/94                                     18,559                    18,565
Loans                                                         83,598                    66,300
   Less:  Allowance for loan losses                             (945)                   (1 ,031)
Loans, net                                                    82,653                    65,269
Premises and equipment, net                                    1,599                      1,530
Other real estate owned, net                                     989                      1,307
Accrued interest receivable and other assets                   1,968                      1,871
        TOTAL ASSETS                                        $118,310               $ 106,326

LIABILITIES
Deposits:
  Noninterest bearing                                       $ 19,612              $     18,855
  Interest bearing                                            81,912                     74,253
        Total deposits                                       101,524                     93,108

Short-term borrowing                                           4,206                       1,394
Long-term borrowing                                            1,000                    1,000
Other liabilities                                                435                          246
        Total liabilities                                     95,748                  107,165

SHAREHOLDERS' EQUITY
Common Stock-$1.00 par value                                   1,696                      1,696

                         6-30-95         12-31-94
     Authorized         10,000,000     10,000,000
     Issued             1,695,863       1,695,750
Surplus                                                        10,640                   10,640
Accumulated deficit                                            (1,102)                   (1,418)
Net unrealized holding losses on
     Securities available for sale                                (89)                      (340)
 Total shareholders' equity                                    11,145                   10,578
    TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                              $118,310               $106,326

/TABLE

                            ALLEGIANCE BANC CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited) (In thousands, except per share data)

                                                         Three Months                       Six Months
                                                         ended June 30,                    ended June 30,
                                                       1995            1994               1995          1994
Interest Income
  Interest and fees on loans                         $ 1,919         $  1,190         $  3,569       $  2,425
  Interest and dividends on investments                  392              604                830           1,244
  Interest on federal funds sold                          34               52                  63                82
    Total interest income                              2,345            1,846              4,462           3,751

Interest Expense
  Interest on deposits                                   913              648             1,717           1,309
  Interest on short-term borrowing                        46                1                  65                  1
  Interest on long-term borrowing                         19                0                  36                  0
    Total interest expense                               978              649             1,818           1,310
Net Interest Income                                    1,367            1,197              2,644           2,441

(Benefit) Provision for loan losses                        0               10               (100)               70

Net Interest Income After (Benefit)
  Provision for Loan Losses                            1,367            1,187              2,744           2,371
Other Operating Income
  Service charges on deposit accounts                     126             162                 246              300
  Gains on sales of securities                             51              13                   51                68
  Other income                                             56              24                   80                46
    Total other operating income                          233             199                 377               414

Other Operating Expense
  Salaries and employee benefits                          613             572              1,254            1,110
  Net occupancy and equipment expense                     284             211                525               423
  Other real estate owned expense                          14               4                 129                   8
  Other expense                                           335             349                 731               674
    Total other operating expense                       1,246           1,136            2,639            2,215

Income Before Income Taxes                                354             250                482               570
Applicable income tax expense                             122               0                166                   0

Net Income                                          $     232         $   250         $    316        $     570

Per share information:
  Net Income                                        $     0.14       $   0.15         $   0.19        $    0.34

  Dividends                                                         -0-               -0-                -0-                -0-

                    ALLEGIANCE BANC CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited)(In thousands)

                                                                Six months ended       June 30, 1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income                                                   $  316                 $   570
    Noncash items included in net income:
       (Benefit) Provision for loan losses                         (100)                       70
       Depreciation and amortization                                129                      109
       Gains on sales of securities                                 (51)                     (68)
       (Increase) in accrued interest
         receivable and other assets                                (96)                    (323)
       Increase in other liabilities                                188                        94
       Other-net                                                   (160)                     (160)
    Net cash provided (used) by operating activities                226                       292

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of investment securities                                0                  (2,333)
    Proceeds from sales of investment securities                  2,264                    6,610
    Proceeds from maturities and principal payments
     of investment securities                                       256                    2,053
    Net (increase) decrease in loans                            (17,297)                     310
    Bank premises and equipment purchased                          (193)                     (34)
    Proceeds from sale of Other Real Estate Owned                   335                      0
          Net cash (used) provided by investing activities      (14,635)                   6,606

 CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits                                8,417                     (638)
Net increase in short-term borrowing                               2,812                    1,819
Sale of common stock                                                   0                          8
          Net cash provided by financing activities               11,229                   1,189

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (3,180)                   8,087

CASH AND CASH EQUIV. , BEG.  OF PERIOD                            8,339                    6,910

CASH AND CASH EQUIV. , END OF  PERIOD                          $  5,159               $ 14,997


                 ALLEGIANCE BANC CORPORATION
                NOTES TO FINANCIAL STATEMENTS


Notes


1. In the opinion of management, the accompanying unaudited consolidated financial statements for June 30, 1995, and December 31, 1994 contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of June 30, 1995, and December 31, 1994, the results of operation for the six months and three months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements present the financial condition of the Company, Allegiance Banc Corporation, and its wholly owned subsidiary, Allegiance Bank, N.A., as of June 30, 1995 and December 31, 1994, and the results of operations for the second quarters of 1995 and 1994, and the six month periods ending June 30, 1995 and 1994.


                         FINANCIAL CONDITION

     During the first six months of 1995, total assets increased by 11.3%, from $106.3 million to $118.3 million.. Loans increased during the period by $17.3 million, or 26.1% and now stand at $83.6 million. The loan growth was funded by deposit increases of $8.4 million, as well as short-term borrowing increases of $2.8 million and decreasing federal funds sold by $3.0 million. Additionally, $2.2 million in securities were sold from the available-for-sale investment portfolio.

     Cash balances and federal funds sold decreased by $3.2 million in the period as funds were used to fund loan growth. Cash, federal funds sold, and short-term investment securities represent liquidity available for the Bank's use.

     As of June 30, 1995, outstanding loan balances were $83.6 million compared to $66.3 million at December 31, 1994, which was an increase of 26.1%. At the end of June, 1995, the Bank had approximately $6 million of loan commitments expected to fund in the near future.

     The investment portfolio decreased by almost $2.1 million during the first six months of 1995. This change was reflected in the available-for-sale portfolio dropping from $9.44 million to $7.38 million. The held-to-maturity portfolio remained unchanged in the period. However, the market value of the securities in the portfolio increased by $1.1 million from 12/31/94, as a result of the drop in market yields for similar securities so far this year. The unrealized loss in the held-to-maturity portfolio now stands at $660 thousand down from $1.83 million at 12/31/94. The net unrealized holding losses represent a reduction in the market value ofthe securities and is not a reflection of credit risk. Securities investments continue to be in U.S. Treasury and U.S. Government Agency obligations which do not represent a credit risk.

     Premises and equipment increased by $69 thousand in the first six months of 1995, primarily from telecommunications equipment, Wide Area Network (WAN), and related computer and software purchases, as well as from the capitalization of leasehold improvements for the Bank's Silver Spring branch opened in June, 1995.

     Deposits increased by $8.4 million, or 9.0%, in the first six months of 1995, and now stand at
$101.5 million, up from $93.1 million at year-end 1994. A decline in money market deposits was more than offset by a $12.7 million increase in CD balances. Demand and NOW accounts increased slightly in the period, rising by $200 thousand. The Bank successfully introduced telephone banking, a new sweep product and computer banking in the second quarter. All of these new products and the opening of the Bank's seventh branch in Silver Spring, Maryland are anticipated to create further deposit growth and provide our corporate customers with more sophisticated tools to manage their businesses. The ability to provide these products is a result of the Bank's conversion to a new computer system in the fall of 1994.

     Short-term borrowing increased by $2.8 million during the period as loan loan demand outstripped deposit growth. The additional borrowing came from an increase in customer repurchase agreements of $400 thousand and by drawing on a new repurchase agreement line with the Federal Home Loan Mortgage Corp. The Bank also has a short-term borrowing with the Federal
Home Loan Bank of Atlanta for $1.0 million. This amount is unchanged from 12/31/94.

     Long-term borrowing also remained unchanged at $1.0 million.
The funds were borrowed in 1994 to fund a specific loan. This borrowing is also a secured advance from the Federal Home Loan Bank of Atlanta. The borrowing matures in August, 1998.

     Shareholders' Equity increased in the first six months by $567 thousand, as a result of $316 thousand in net earnings and a $250 thousand increase in the market value of the available-for-sale securities portfolio.


                        RESULTS OF OPERATIONS

     The Company recorded net income of $316 thousand, or $.19 per share for the six months ended June 30, 1995 and $232 thousand, or $.15 per share, for the three months ended June 30, 1995. These results compare to net income of $570 thousand, or $.34 per share for the six months ended June 30, 1994, and $250 thousand, or $.15 per share for the three months ended June 30, 1994. In 1994, however, no tax expense was recorded since the company had the benefit of a tax-loss carryforward. The net income for the first six months of 1995 reflects a tax expense of $166 thousand, $122 thousand of which was recorded in the second quarter. Pre-tax income in 1995's second quarter rose 42% above 1994's second quarter, but due to a weak first quarter, held down by non-recurring expenses, pre-tax income for the full six months was down 15%, from $570 thousand in 1994 to $482 thousand in 1995. Securities gains were $51 thousand in 1995's first six months, and $68 thousand in the same period in 1994. All of this this year's gains were taken in the second quarter, compared to $13 thousand in securities gains take in the second quarter of 1994.

   There was no provision for loan losses recorded in the second quarter of 1995, and $10 thousand recorded in 1994. In the first quarter of 1995, however, the company recorded a $100 thousand credit to the provision for loan losses which was offset by a $100 thousand reserve expense for other real estate owned. There was no effect on net income from the transaction.

             NET INTEREST INCOME

     Net interest income for the second quarter of 1995 was $1.37 million, an increase of 14% over 1994's second quarter net interest income of $1.20 million. Net interest income for the full six months was $2.64 million in 1995, up from $2.44 million in 1994, and an increase of 8%. Interest income for the first six months of 1994 included $81 thousand of interest collected that had been charged-off in prior years, as compared to only $25 thousand in 1995.

The Bank's net interest margin during the first six months of 1995 was 4.43%, compared to 4.08% in 1994. For the three months it also increased from 4.25% in 1994 to 4.44% in 1995. The net yield, or interest income as a % of earning assets, increased to 5.29% in the first six months of 1995, compared to 4.76% in the first six months of 1994. The superior performance in 1995 was a result of a larger portion of the Bank's earning assets in loans which yield more than investment securities or federal funds sold. The percentage of earning assets in loans increased from 54% in 1994 to 71% in 1995. The
Bank also benefited from
a large number of floating rate loans tied to the prime rate which rose 250 basis points from early 1994 to 1995. Overall, during the first six months of 1995 the yield on earning assets increased from 7.4% in 1994 to 8.92% in 1995, an increase of 143 basis points, but the rate paid on interest bearing liabilities increased by only 108 basis points from 3.41% to 4.49%. For the three month period the yield on earning assets increased from 7.61% to 9.07%, and the rate paid on interest-bearing liabilities increased from 3.36% to 4.63%. The increase in the rate paid on interest-bearing liabilities was reflected in the 107 basis point rise in CD yields in the three month period and 98 basis points for the full six months, compared to 1994. Money market deposit rates also increased by 86 basis points for the three months and 74 basis points for the six months, compared to 1994.


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

     During the first quarter of 1995, management recorded a negative provision to the Allowance for Loan Loss Reserve of $100 thousand. This was a transfer of reserves from the Allowance for Loan Losses to establish a reserve against other real estate owned assets of the Bank. Bank accounting rules recommend the establishment of a reserve against other real estate owned assets. The transfer from the allowance for loan loss reserve is possible because internal and external analysis indicates that the Bank has excess reserves against its loan portfolio. The Bank also had $24 thousand of recoveries added to the Loan Loss
Reserve in the first six months of 1995 and $11 thousand of charge-offs reducing the Reserve.

     Other real estate owned declined from a 12/31/94 balance of $1.30 million to $1.0 million at 6/30/95 as a result of the sale of one of the four properties. At the time of the sale, $15 thousand was charged against the other real estate reserve reducing it to $85 thousand at the end of June.

     At 6/30/95, the Allowance for Loan Losses was $945 thousand, or 1.1% of loans, compared to $1.085 million at 6/30/94, representing 2.1% of loans outstanding. The Allowance at year-end 1994 was $1.031 million, or 1.6%.

Credit quality continues to improve at the Bank reflected in a decline in past-due credits. At June 30, 1995 the Bank had only $8 thousand of loans past due for 30-89 days. This is a significant drop from the $413 thousand of similar category loans at June 30, 1994, and a drop from $257 thousand reported at the end of 1994. There were only $4 thousand of loans past-due 90 days or more at 6/30/95. There were none at 6/30/94 or 12/31/94.

     Non-accrual loans totaled $983 thousand at June 30, 1995. This was a drop from $1.0 million at the end of 1994. It is also a reduction from the $1.4 million of non-accrual loans reported at 6/30/94. Loans secured by real estate account for $719 thousand of the total non-accrual loans at June 30, 1995. The remaining loans are commercial loans of $264 thousand, of which $235 thousand of the total is guaranteed by the Small Business Administration.


                            NON-INTEREST INCOME

     Non-interest income for the first six months of 1995 was $377 thousand, a decrease of $37 thousand from 1994. For the three month period, though, non-interest income was up $24 thousand to $233 thousand from $199 thousand in 1994.Securities gains in the second quarter were $51 thousand compared to $13 thousand in 1994's second quarter, but for the six months securities gains were $51 thousand in 1995 and $68 thousand in 1994. Service charges on deposit accounts were down compared to 1994 in both the three month and six month periods. This was a result of an increase in the earnings credit on available balances given to corporate customers. The earnings credit is used to offset bank deposit charges. The rate is based on the three month treasury bill rate which has increased substantially between early 1994 and 1995.

                            NON-INTEREST EXPENSE

     Non-interest expense for the first six months of 1995 was $2.64 million, up 19% from 1994's first six months total of $2.21 million. $100 thousand of this increase was related to the OREO reserve transfer, offset by a credit to the loan loss provision for the same amount. Salaries and benefits increased $144 thousand as as the bank added lending officers, branch staff, and one senior retail officer. There were also approximately $30 thousand of non-recurring expenses due to severance payments occurring in the first quarter of 1995.
    Occupancy and Equipment rose 24% from $423 thousand for the first six months in 1994 to $525 thousand for the first six months of 1995. For the three month period occupancy and equipment expense increased from $211 thousand to $284 thousand. These increases were due to opening a new branch in Gaithersburg, moving our Wheaton branch to a larger site, and communication and computer equipment purchased in the Bank's conversion to a new computer system in late 1994.

     Other expenses increased by $57 thousand for the six months, but for the three month period was $14 thousand lower. The increase for the six month period reflects some non-recurring expenses incurred in the first quarter of 1995 relating to consulting and ATM expenses incurred as a result of the computer conversion. Otherwise, increases in advertising, courier expense, and data processing were offset by decreases in loan collection expenses and FDIC insurance.

                               INCOME TAXES

In the first six months of 1995 the Company recorded a tax expense of $166 thousand compared to zero in 1994. In 1994 the Company benefited from a net federal operating loss carryforward and did not record any tax expense. In late 1994, the Company was required by Financial Accounting Standard(FAS) 109 to record a tax benefit to recognize the future effects of the Company's deferred tax assets including the tax loss carryforward. This tax benefit is required if the Company's current and expected earnings will allow the Company to realize its deferred tax benefits in the future.
FAS 109 requires that all of this future benefit be recognized immediately.

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

     The regulatory minimums for the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratios are 4.0% and 8.0% respectively. At June 30, 1995, the Bank was well in excess of regulatory minimums with the Tier 1 ratio at 12.05% and the total risk-based capital ratio at 13.30%. At June 30, 1994 the ratios were 16.7% and 17.9%. The decrease reflects the loan growth that the Bank has experienced during the last year.

     The Bank's capital leverage ratio, another regulatory measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0%, with most institutions required to maintain a ratio of at least 4.0% to 5.0%, depending upon risk profiles and other factors. At June 30, 1995, the Bank's capital leverage ratio was 9.6% compared to 9.0% at June 30, 1994. The increase reflects the Bank's capital accumulating faster than asset growth. Apart from strong earnings, the Bank's available-for-sale unrealized losses decreased substantially, therefore increasing the Bank's capital.


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

     The Bank's liquidity sources and needs are measured on a monthly basis and forecast six months. The analysis includes a review of current and future loan demand, and anticipated deposit growth or contraction. At
June 30, 1995 the Bank's liquidity sources were 1.9 times anticipated liquidity needs, which is in excess of the established management guidelines of 1.3 times anticipated liquidity needs.

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

     Management strives to forecast far enough into the future so they can fine-tune the earning assets and liabilities to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15%, either positive or negative, for the various periods measured.
At June 30, 1995 the Bank had a cumulative negative gap out to one year of 4.75% of earning assets.























The following table presents the Bank's gap measurements as of
June 30, 1995.
                               0-3         3-6       6-12
                              MONTHS     MONTHS     MONTHS   1-5 YRS. 5 YEARS
RATE SENSITIVE
     ASSETS
  Investment Securities        7,315          1,761            1,247            8,724        5,790

  Loans                       51,236          1,646            1,937          20,904        7,783

  Federal Funds Sold             651
                             -------           -------           -------            -------        -------
     TOTAL                    59,202          3,407            3,184          29,628      13,573

RATE SENSITIVE
      LIABILITIES

  NOW Accounts                 8,453

  Money Market Accts          33,211

  Certificate of Deposits      6,726          3,639        16,581            13,375           206

  Other Borrowing              2,767                                                    1,000
                             -------         -------          -------              -------        -------
                              51,157          3,689        16,581             14,375          206
                             ----------------------------------------------------------------------------
Cumulative Gap                 8,045          7,813        (5,584)              9,669     23,036
                             =============================================

Ratio of cumulative gap to
  earning assets               6.84%         6.64%       -4.75%            8.22%    19.58%














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



    Allegiance Banc Corporation
    (Registrant)



DATE:    August 15, 1995      BY:  STEPHEH C. JONES
                                Stephen C. Jones , Controller