Form 10-Q
period 1995-09-30
ALLEGIANCE BANC CORPORATION
filed 1995-11-15
CIK 807522

FORM  10-Q
                                 SECURITIES AND EXCHANGE COMMISSION

                                                  WASHINGTON, D.C.   20549


 For Quarter Ended   September 30, 1995

Commission file number      0-16706


                         Allegiance Banc Corporation

        (Exact name of registrant as specified in its charter)

    Delaware                                           52-1494123
 (State or other jurisdiction of         (IRS employer identification)
 Incorporation or organization)


                    4719 Hampden Lane, Bethesda, MD  20814
        (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)  656-5300



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


   Common Stock, $1.00 par value          1,695,863 shares
   Class                                Outstanding at September 30, 1995


                 ALLEGIANCE BANC CORPORATION



                                           INDEX

                                                  Page Number


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

     Consolidated Balance Sheets
     September 30, 1995 and December 31, 1994
     (Unaudited) . . . . . . . . . . . . . . . . . .. .    3

     Consolidated Statements of Income
     Three and nine  months ended September 30, 1995,
     and 1994     (Unaudited) . . . . . . . . . . . . .    4

     Consolidated Statements of Cash Flows
     Nine  months ended September 30, 1995 and 1994
     (Unaudited) . . . . . . . . . . . . . . . . . . . .   5

     Note to Financial Statements . . . . . . . . . . .    6

 Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations . . . . . . . .     7


PART II.  OTHER INFORMATION. . . . . . . . . .     15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . .    16

                 ALLEGIANCE BANC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited) (In thousands)
                                  September  30,     December 31,
                                    1995                 1994
  ASSETS
Cash and due from banks            $  6,390           $  5,339
Federal funds sold                    3,505              3,000
Investment securities:
Available for sale-at fair value      7,063              9,445
Held to maturity-at amortized cost
fair value of $16,442 at 9/30/95
and $16,739 at 12/31/94              17,054             18,565
Loans                                85,591             66,300
Less:  Allowance for loan losses     (1,045)            (1,031)
Loans, net                           84,546             65,269
Premises and equipment, net           1,640              1,530
Other real estate owned, net            791              1,307
Accrued interest receivable
 and other assets                     1,408              1,871
TOTAL ASSETS                       $122,397           $106,326

LIABILITIES
Deposits:
Noninterest bearing                $ 19,886          $  18,855
Interest bearing                     84,107             74,253
Total deposits                      103,993             93,108

Short-term borrowing                  5,550              1,394
Long-term borrowing                   1,000              1,000
Other liabilities                       462                246
        Total liabilities           111,005             95,748

SHAREHOLDERS' EQUITY
Common Stock-$1.00 par value          1,696              1,696

               9-30-95       12-31-94
Authorized    10,000,000   10,000,000
Issued         1,695,863    1,695,863
Surplus                               10,640             10,640
Accumulated deficit                     (818)            (1,418)
Net unrealized holding losses on
Securities available for sale           (126)              (340)
 Total shareholders' equity            11,392            10,578
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY         $122,397          $106,326

                            ALLEGIANCE BANC CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited) (In thousands, except per share data)

                               Three Months            Nine Months
                            ended September 30,      ended September 30,
                               1995        1994         1995        1994

Interest Income
Interest and fees on loans    $ 2,109   $  1,290     $  5,678   $  3,715
Interest and dividends on
 investments                      356        563        1,186      1,807
Interest on federal funds sold     15         93           78        175
Total interest income           2,480      1,946        6,942      5,697

Interest Expense
Interest on deposits              984        689        2,701      1,998
Interest on short-term
 borrowing                         57         10          122         11
Interest on long-term
 borrowing                         18         12           54         12
Total interest expense          1,059        711        2,877      2,021
Net Interest Income             1,421      1,235        4,065      3,676

(Benefit) Provision
for loan losses                     0          0         (100)        70

Net Interest Income After(Benefit)
Provision for Loan Losses       1,421      1,235        4,165     3,606
Other Operating Income
Service charges on
 deposit accounts                 137        152          383       452
Gains on sales of securities       50         18          101        86
Other income                       47         26          127        72
Total other operating income      234        196          611       610

Other Operating Expense
Salaries and employee benefits    633        573        1,887     1,683
Net occupancy and equipment
 expense                          275        218          800       641
Other real estate owned expense    14         12          143        20
Other expense                     298        290        1,029       964
Total other operating expense   1,220      1,093        3,859      3,308

Income Before Income Taxes        435        338          917        908
Applicable income tax expense     152          0          318          0

Net Income                    $   283     $  338       $  599     $  908

Per share information:
  Net Income                  $  0.17     $ 0.20       $ 0.35     $ 0.54

  Dividends                       -0-        -0-          -0-        -0-


                    ALLEGIANCE BANC CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)(In thousands)

                                           Nine months ended September 30,
                                                 1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                   $   599            $  908
Noncash items included in net income:
  (Benefit) Provision for loan losses           (100)               70
  Depreciation and amortization                  200               161
  Gains on sales of securities                  (101)              (86)
  Decrease (increase) in accrued interest
   receivable and other assets                   463              (459)
  Increase (decrease) in other liabilities       216               (33)
  Other-net                                     (223)             (130)
  Net cash provided by operating activities    1,054               431

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investment securities            (2,182)            (4,435)
Proceeds from sales of investment
 securities                                    4,724              9,728
Proceeds from maturities and principal
 payments of investment securities             2,066              3,627
Net (increase) decrease in loans             (19,291)            (9,884)
Bank premises and equipment purchased           (310)              (165)
Proceeds from sale of Other Real
 Estate Owned                                    454                  0
Net cash (used) provided by
  investing activities                       (14,539)            (1,129)

 CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits           10,885               2,227
Net increase in short-term borrowing           4,156               1,468
Net increase in long-term borrowing                0               1,000
Sale of common stock                               0                   8
Net cash provided by financing activities     15,041               4,703

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         1,556               4,005

CASH AND CASH EQUIV. , BEG.  OF PERIOD         8,339               6,910

CASH AND CASH EQUIV. , END OF  PERIOD       $  9,895            $ 10,915

                 ALLEGIANCE BANC CORPORATION
                 NOTE TO FINANCIAL STATEMENTS


Note


1. In the opinion of management, the accompanying unaudited consolidated financial statements for September 30, 1995, and December 31, 1994, contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of September 30, 1995, and December 31, 1994, the results of operation for the nine months and three months ended September
30, 1995, and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements present the financial condition of Allegiance Banc Corporation (the Company) and its wholly owned subsidiary, Allegiance Bank, N.A. (The Bank), as of September 30, 1995 and December 31, 1994, and the results of operations for the third quarters of 1995 and 1994, and the nine month periods ended September 30, 1995 and 1994.

                                   FINANCIAL CONDITION

      During the first nine months of 1995, total assets increased by 15.1 percent, from $106.3 million to $122.4 million. Loans increased during the period by $19.3 million, or 29.1 percent and now stand at $85.6 million. The loan growth was funded by deposit increases of $10.9 million, as well as short-term borrowing increases of $4.2 million.
In addition, the investment portfolio decreased by $3.9 million as a result of securities sales, calls, and maturities.

     Cash balances and federal funds sold increased by $1.6 million in the period as some of the funds from increased deposits were yet to be deployed. Federal funds sold and investment securities available-for-sale represent liquidity available for the Bank's use.

     As of September 30, 1995, outstanding loan balances were $85.6 million compared to $66.3 million at December 31, 1994, which was an increase of 29.1 percent. At September, 1995, the Bank had approximately $4 million of loan commitments which were expected to funded in the near future.

     The investment portfolio decreased by $3.9 million during the first nine months of 1995. This change was reflected in the available-for-sale portfolio which declined from $9.4 million to $7.1 million. The held-to-maturity portfolio decreased by $1.5 million during the period, however the market value of the securities in that portfolio increased by $1.2 million compared to December 31, 1994, as a result of the drop in market yields for similar securities. The unrealized loss in the held-to-maturity portfolio now stands at $612 thousand down from $1.83 million at December 31, 1994. The net unrealized holding losses represent a reduction in the market value of the securities. Investment securities continue to be in U.S. Treasury and U.S. Government Agency obligations which do not represent a credit risk.

     Premises and equipment increased by $110 thousand in the first nine months of 1995, primarily from telecommunications equipment, Wide Area Network (WAN) and related computer and software purchases, as well as from the capitalization of leasehold improvements for the Bank's new Silver Spring branch which opened in June 1995.

     Deposits increased by $10.9 million, or 11.7 percent, in the first nine months of 1995, and now stand at $104.0 million, up from $93.1 million at year-end 1994. A decline in money market deposits was more than offset by an $11.8 million increase in CD balances. Demand and NOW accounts increased by $1.1 million and $2.1 million, respectively, during the period. The Bank successfully introduced telephone banking, a new sweep product, and computer banking in 1995. These new products and the opening of the Bank's seventh branch in Silver Spring, Maryland, are contributing to further deposit growth and providing corporate customers with more sophisticated tools to manage their businesses. The ability to provide these products is a result of the Bank's conversion to a new computer system in the fall of 1994.

     Short-term borrowing increased by $4.2 million during the period as loan demand was greater than deposit growth. The additional borrowing came from the Bank drawing on its new repurchase line with the Federal Home Loan Mortgage Corporation (FHLMC). The Bank also has a short-term borrowing with the Federal Home Loan Bank of Atlanta for $1.0 million, which was unchanged from December 31, 1994.

     Long-term borrowing also remained unchanged at $1.0 million. The funds were borrowed in 1994 to fund a specific loan. This borrowing is a secured advance from the Federal Home Loan Bank of Atlanta,  matures in August 1998, and carries a rate of  7.125 percent.

     Shareholders' Equity increased in the first nine months by $814 thousand, as a result of $599 thousand in net earnings and a $215 thousand increase in the market value of investment securities available-for-sale.


                        RESULTS OF OPERATIONS

     The Company recorded net income of $599 thousand, or $.35 per share for the nine months ended September 30, 1995, and $283 thousand, or $.17 per share, for the three months ended
September 30, 1995. These results compare to net income of $908 thousand, or $.54 per share for the nine months ended September
30, 1994, and $338 thousand, or $.20 per share for the three months ended September 30, 1994. In 1994, however, no tax expense was recorded because the Company had the benefit of a tax-loss carryforward. The net income for the first nine months of 1995 reflects a tax expense of $318 thousand, $152 thousand of which was recorded in the third quarter. Pre-tax income in the third quarter of 1995 rose 30 percent above the third quarter of 1994. However, due to a weak first quarter, held down by non-recurring expenses, pre-tax income for the nine months ended September 30 increased by only 1 percent from $908 thousand in 1994 to $917 thousand in 1995.
Securities gains were $101 thousand in first nine months of 1995, and $86 thousand in the same period in 1994. In the third quarter of 1995 securities gains were $50 thousand compared to $18 thousand in the third quarter of 1994.

    There was no provision for loan losses recorded in the third quarters of 1995 and 1994. In the first quarter of 1995, however, the Company recorded a $100 thousand credit to the provision for loan losses which was offset by a $100 thousand reserve expense for other real estate owned. There was no effect on net income from these transactions.

             NET INTEREST INCOME

     Net interest income for the third quarter of 1995 was $1.42 million, an increase of 15 percent over the $1.24 million earned in the third quarter of 1994. Net interest income for the full nine months was $4.07 million in 1995, up 11 percent from $3.67 million in 1994. Interest income for the first nine months of 1995 included $25 thousand of interest collected that had been charged-off in prior years, as compared to $81 thousand in 1994.

     The Bank's net interest rate spread during the first nine months of 1995 was 4.28 percent compared to 4.12 percent in 1994. The net interest margin, or net interest income as a percent of average earning assets, increased to 5.15 percent in the first nine months of 1995, compared to 4.78 percent in 1994. The improved performance in 1995 was a result of a larger proportion of the Bank's earning assets in loans which have higher yields than investment securities or federal funds sold. The percentage of earning assets in loans increased to 73 percent in 1995 from 55 percent in 1994. The Bank also benefited from a large number of floating rate loans tied to the prime rate which rose 250 basis points from early 1994 to 1995, before falling slightly in July
1995. Overall, during the first nine months of 1995 the yield on earning assets increased to 8.85 percent in 1995 from 7.56 percent in 1994, an increase of 129 basis points, while the rate paid on interest bearing liabilities increased by only 113 basis points to
4.57 percent in 1995 from 3.44 percent in 1994. The increase in the rates paid on interest-bearing liabilities was reflected in a 114 basis point rise in CD rates and a 69 basis point rise in the rates paid on money market deposit accounts in 1995 compared to 1994.

                         PROVISION FOR LOAN LOSSES

     The Bank maintains an allowance for loan losses to absorb losses which could occur in the loan portfolio. The provision for loan losses is a charge to earnings to maintain the allowance at an adequate level. On a quarterly basis, management conducts a review of the loan portfolio, evaluating factors such as historical loss experience, historical delinquency, portfolio trends in composition, collateral and industry concentrations, peer bank loss and delinquency experience, credit commitments, economic trends, effectiveness of loan policies and procedures, and an individual analysis of loans classified as Substandard and Doubtful to determine probability of loss based on collateral, restructuring and alternative repayment sources. Between reviews, events may occur which dictate immediate adjustments to the allowance, and these are addressed as required.
     During the first quarter of 1995, management reduced the Allowance for Loan Losses by $100 thousand. At the same time, there was a corresponding transaction to establish a reserve against the Bank's Other Real Estate Owned. When appropriate, Bank accounting rules recommend the establishment of a specific reserve for possible losses on Other Real Estate Owned. The transfer from the allowance for loan losses was possible because internal and external analysis indicated that the Bank had sufficient reserves for the loan portfolio. The Bank had $115 thousand of net recoveries added to the Allowance for Loan Losses during the first nine months of 1995.

     Other Real Estate Owned declined from $1.30 million at
December 31, 1994, to $791 thousand at September 30, 1995, as a result of the sale of two of the four properties. At the time of the sales, $39 thousand was charged against the Other Real Estate
Owned reserve reducing it to $61 thousand at September 30, 1995.

     At September 30, 1995,  the Allowance for Loan Losses was
$1,045 thousand, or 1.2 percent of loans, compared to $1.114 million at September 30, 1994, representing 1.8percent of loans.
The Allowance at year-end 1994 was $1.031 million, or 1.6 percent of loans.

     Credit quality continues to improve at the Bank, as reflected in a decline in past-due credits. At September 30, 1995 the Bank had $54 thousand of loans past due for 30-89 days. This was a decline from the $769 thousand of similar category loans at September 30, 1994, and from the $257 thousand reported at the end of 1994.
There were no loans past-due 90 days or more at September 30, 1995 or 1994, and none at December 31, 1994. Non-accrual loans totaled $846 thousand at September 30, 1995. This was a decline from $1.0 million at the end of 1994. It is also a reduction from the $1.8 million of non-accrual loans reported at September 30, 1994. Loans secured by real estate account for $817 thousand of the total non-accrual loans at September 30, 1995. The remaining loan is a commercial loan of $29 thousand. On September 30, 1994 the non-accrual loans were $1.3 million in real estate loans and $473 thousand of commercial loans.

                            NON-INTEREST INCOME

     Non-interest income for the first nine months of 1995 was $611 thousand, unchanged from the $610 thousand in 1994. For the
three month period,   non-interest income was up by $38 thousand
to $234 thousand from $196 thousand in 1994. Securities gains in the third quarter were $50 thousand compared to $18 thousand in the third quarter of 1994, and for the nine months securities gains were $101 thousand in 1995 and $86 thousand in 1994. Service charges on deposit accounts were down compared to 1994 in both the three month and nine month periods. This was a result of an increase in the earnings credit on available balances given to corporate customers. The earnings credit is used to offset bank deposit charges. The rate is based on the three month treasury bill rate which increased substantially between early 1994 and 1995.

                            NON-INTEREST EXPENSE

     Non-interest expense for the first nine months of 1995 was $3.86 million, up 17 percent, compared to $331 million in the first nine months of 1994. $100 thousand of this increase was related to the OREO reserve transfer. Salaries and benefits increased $204 thousand as the bank added lending officers, branch staff, and one senior retail officer, and opened a new branch in June 1995. There was approximately $30 thousand of non-recurring expenses due to severance payments occurring in the first quarter of 1995.

     Occupancy and Equipment rose 25 percent from $641 thousand for the first nine months in 1994 to $800 in 1995. For the three month period occupancy and equipment expense increased from $218 thousand in 1994 to $275 thousand in 1995. These increases were due to opening a new branch in Gaithersburg, moving the Wheaton branch to a larger site, opening a new branch in Silver Spring, and communication and computer equipment purchased in the Bank's conversion to a new computer system in late 1994.

     Other expenses increased by $65 thousand during the first nine months of 1995 reflecting non-recurring expenses incurred in the first quarter of 1995 relating to consulting and ATM expenses incurred as a result of the computer conversion. Otherwise, increases in advertising, courier expense, and data processing were offset by decreases in loan collection expenses and an FDIC insurance rate reduction and refund.

                               INCOME TAXES

In the first nine months of 1995 the Company recorded a tax expense of $318 thousand compared to zero in 1994. In 1994 the Company benefited from a net federal operating loss carryforward and did not record any tax expense. In late 1994, the Company was required by Financial Accounting Standard (FAS) 109 to record a tax benefit to recognize the future effects of the Company's deferred tax assets including the tax loss carryforward. This tax benefit is required if the Company's current and expected earnings will allow the Company to realize its deferred tax benefits in the future. FAS 109 requires that all of this future benefit be recognized immediately. The result of this tax accounting adjustment is that the Company will record income tax expense at full current corporate federal and state tax rates going forward.

                             CAPITAL REQUIREMENTS

     Risk based capital requirements require banks and bank holding companies to maintain minimum ratios of capital to risk-weighted assets and off-balance sheet credit arrangements. Total capital is classified into two tiers, referred to as Tier 1 and Tier 2. The Bank's Tier 1 capital is composed of common stockholders' equity, while Tier 2 capital includes the allowance for loan losses. For bank holding companies with assets of less than $150 million, the risk-based capital guidelines generally are applied on a bank-only basis.

     The regulatory minimums for the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratios are 4.0 percent and
8.0 percent, respectively. At September 30, 1995, the Bank was well in excess of regulatory minimums with the Tier 1 ratio at
12.09 percent and the total risk-based capital ratio at 13.34 percent. At September 30, 1994, the corresponding ratios were 15.0 percent and 16.4 percent. The decrease reflects the loan growth that the Bank has experienced during the last year.

     The Bank's leverage ratio, another regulatory capital measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0 percent, with most institutions required to maintain a ratio of at least 4.0 percent to 5.0 percent, depending upon risk profiles and other factors. At
September 30, 1995 and 1994, the Bank's leverage ratio was 9.6 percent, reflecting the Bank's capital accumulating at the same rate as asset growth.

                LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is a measure of the Bank's ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner. The Bank's liquidity is provided by amortizing and maturing loans, maturities and paydowns of investment securities, securities and loans that can serve as collateral for borrowing, federal funds sold and readily marketable investment securities. Deposit growth and earnings also contribute to the Bank's liquidity. In the event necessary, the Company may also sell securities from its available for sale portfolio to fund its own liquidity needs.

     The Bank's liquidity sources and needs are measured on a monthly basis and forecast six months. The analysis includes a review of current and future loan demand, and anticipated deposit growth or contraction. At September 30, 1995, the Bank's liquidity sources were 1.6 times anticipated liquidity needs, which is in excess of the established management guidelines of 1.3 times anticipated liquidity needs.

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

     Management strives to forecast far enough into the future so they can fine-tune the earning assets and liabilities to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15 percent, either positive or negative, for the various periods measured. At September 30, 1995, the Bank had a cumulative negative gap out to one year of 5.38 percent of earning assets.




     The following table presents the Bank's gap measurements as of September 30, 1995.
                          0-3        3-6        6-12
                         MONTHS     MONTHS     MONTHS   1-5 YRS. 5 YEARS
RATE SENSITIVE
     ASSETS

Investment Securities     6,345      2,318        751    10,259    3,982

Loans                    53,335        317      4,713    20,177    6,940

Federal Funds Sold        3,564
                         -------    ------     -------  -------  -------
     TOTAL               63,244      2,635      5,482    30,436   10,922

RATE SENSITIVE
      LIABILITIES

NOW Accounts             11,103

Money Market             33,484

CDS                       5,108     11,259     10,916    12,081       211

Other Borrowing           5,550                           1,000
                        -------    -------     ------   -------    -------
     TOTAL               55,245     11,259     10,916    13,081        211
 -------------------------------------------------------------------------
Cumulative Gap            7,999       (625)    (6,059)   11,296     22,007

=============================================

Ratio of cumulative gap
 to earning assets        7.10%     -0.55%     -5.38%    10.02%     19.52%



















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



    Allegiance Banc Corporation
    (Registrant)


DATE:  November  13, 1995      BY:   s/ CHARLES V. JOYCE III
                               Charles V. Joyce III, Controller