Form 10-K
period 1995-12-31
ALLEGIANCE BANC CORPORATION
filed 1996-04-05
CIK 807522

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


For the fiscal year ended December 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Items 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of January 31, 1996 there were 1,708,463 shares of registrant's voting common stock outstanding. Based on a closing price of $11.00 per share, the aggregate market value of common stock held by non-affiliates on that date was approximately $15,037,000.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 1996, are incorporated by reference in response to certain items contained in Part III of this Report.


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

     On June 15, 1994, the Company issued a 20 percent dividend as a result of a stock split. This resulted in 1,695,863 shares outstanding after the split. The number of shares authorized was also increased from 2,500,000 to 10,000,000 at the time of the stock split.

Business of the Bank

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

     Prince George's was granted permission by the OCC to commence business on March15, 1990. It operated out of its main office location, 8401 Corporate Drive, Landover,Maryland. On June 15, 1991, its first branch commenced business at 10533 Baltimore Boulevard, Beltsville, Maryland.

     Montgomery National and Prince George's were given approval by the OCC to merge on December 10, 1992. The name of the resulting bank is Allegiance Bank, N.A. (the Bank). Allegiance Bank, N.A. maintains its headquarters and main office at 4719 Hampden Lane, Bethesda, Maryland. It maintains six other branch offices in Beltsville, Gaithersburg, Landover, Rockville, Silver Spring and Wheaton, Maryland. At December 31, 1995, the Bank had 59 full-time employees, capital accounts of $10,951,178, deposits of $107,917,551 and total assets of $130,470,783.

     A.   Market Areas

     The Banks were formed to service the needs of the small to medium sized businesses and professionals in Montgomery and Prince George's Counties, Maryland while providing quality service to consumers within the primary service areas of each Bank. Since the merger of Montgomery and Prince George's, Allegiance Bank, N.A. continues to provide the same services in the same areas.

      The Bank has designated two primary service areas, one of which is in central and eastern Montgomery County, bordered on the North by the Frederick County and Howard County lines. It is bordered on the South by the District of Columbia and the Potomac River. It is bordered on the East by the Prince George's County and Howard County lines. It is bordered on the West by Slidell Road, Barnesville Road, Ground Road and Seneca Creek State Park. Included within this service area are the communities of Bethesda, Chevy Chase, Darnestown, Germantown, Rockville, Wheaton, Kensington, Garrett Park, Gaithersburg, Cabin John, Silver Spring, Takoma Park and Potomac.

     The other primary service area is in northern Prince George's County and is bordered on the North by the Howard County and Montgomery County lines, on the South by Route 4 (Pennsylvania Avenue), on the East by the Anne Arundel County line, and on the West by the Montgomery County and the District of Columbia lines. Included within this service area are the communities of Landover, Lanham, Greenbelt, College Park, Beltsville, Capitol Heights, Laurel, Bowie, Hyattsville, Riverdale and Upper Marlboro. All of these communities are considered potential branching opportunities.

     The Bank, while attracting some loan and deposit business from outside its service areas, continues to concentrate marketing and business development efforts within its primary areas. Growth has come from the areas in lower Montgomery County accessible to Bethesda,
Rockville, Silver Spring and Wheaton. In Prince George's County, growth has come from the Landover/Lanham area, which includes the Washington Business Park, and the Ardwick-Ardmore industrial park area near the Landover branch, and from the Beltsville and Laurel areas, near the Beltsville branch.

     As resources and growth patterns permit, the Bank will seek to extend its services to other areas of the two counties. The Directors believe that this pattern of growth will best satisfy the Company objectives of servicing its target market, community businesses and professionals.

     B.   Description of Services

     The Bank offers full commercial banking services to its business and professional clients as well as consumer banking services to individuals living and/or working in its primary service areas.

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

     By loan type, the portfolio is weighted toward the real estate
(63.7 percent) and commercial (27.9 percent) sectors, with loans to individuals accounting for the remaining 8.4percent of outstanding loan balances at December 31, 1995. The trend is decidedly expansive for real estate and commercial credits, with loans secured by various types of real estate having grown by 50.0 percent while commercial loans increased by 42.1 percent in 1995.

     Industry concentrations of business related credits include: income producing real estate (51.5 percent), retailers (5.7 percent), professional and consultant services (3.1 percent), health care (2.6 percent), subcontractors (3.4 percent) and publishers and printers (2.1 percent).

     Collateral mix follows the portfolio concentration mix, with orientation toward real estate secured credits that constitute 60.6 percent of the total loan portfolio (48.9 percent as priority liens, with the remaining 11.7 percent as subordinate liens).

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

     The Bank's underwriting standards are conservative, with typically high coverage of debt service and low loan-to-value ratios. Bank policy requires a loan-to-value ratio of 75 percent for commercial real estate used to secure loans considerably more conservative than that required by regulators or as seen at competitive banks. The Bank is equally as conservative in it's loan-to-value requirements for other types of loans.

     Deposit services include business and personal checking accounts, NOW accounts, and a tiered savings/Money Market Account. Certificates of deposit are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the Bank's current strategy. An individual retirement account (IRA) program is also offered.

     Other services for business accounts include cash management services such as sweep accounts, repurchase agreements, account reconciliation, credit card depository, execubank services, and Automated Clearing House origination. An after-hours depository and ATM service is available.

     C.   Competition

     In both Montgomery and Prince George's Counties, and in the Washington, D.C. metropolitan area generally, competition is exceptionally keen from large banking institutions headquartered locally as well as in other regions of the country. In addition, the Bank competes with local community banks, strong savings and loan associations, credit unions, mortgage companies, and others providing financial services. Among the advantages that many of these institutions have over the Bank is their ability to finance extensive advertising campaigns and to directly offer certain services, such as international banking, trust services and sales of mutual funds, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than those of the Bank.

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

     The Holding Company Act requires a bank holding company to obtain the prior approval of the FRB before acquiring ownership or control of more than 5 percent of the voting shares of, or substantially all of the assets of, a holding company or a bank. Under the Holding Company Act, it is impermissible for a bank holding company to acquire ownership or control of any of the voting shares of an out-of-state bank, unless applicable state laws also specifically authorize such an acquisition. The Holding Company Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in non-banking activities. A principal exception to this latter prohibition, however, is that a bank holding company may be permitted by the FRB, following notice and determinations by the FRB and state banking authorities that the proposed activity is in the public interest, to engage in non-banking activities that are closely related to banking or to managing or controlling banks. The Company does not presently engage, nor does it have any immediate plans to engage, in any non-banking activities which bank holding companies are permitted to perform. The Company may seek approvals to do so, however, if favorable opportunities are presented in the future.

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

     The FRB has approved capital guidelines which require bank holding companies to maintain a total capital to risk-weighted assets ratio of at least 8 percent and are substantially similar to the requirements adopted by the Comptroller of the Currency for national banks. See Item 7, Management's Discussion and Analysis.

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

     As a Delaware corporation, the Company is subject to Delaware corporate law with respect to various matters, including the payment of dividends and shareholder rights issues.

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

     On January 22, 1992, Montgomery, now Allegiance Bank, N.A., entered into an Agreement (the "Agreement") with the Comptroller of the Currency pursuant to which the Bank was obligated to take certain actions to remedy various matters raised by the Comptroller in a report of examination of Montgomery dated
May 31, 1991.

     On April 27, 1993 the Bank signed a Memorandum of Understanding with the Comptroller of the Currency and the Agreement was terminated. The Memorandum requires the Bank to operate in compliance with certain articles of the Memorandum and is a lesser administrative action than the Agreement.

     On April 10, 1994 the Bank received formal notice from the Office of the Comptroller of the Currency (OCC) that the Memorandum of Understanding had been lifted.

     The FDIC Improvement Act of 1991 grants significant new authority to federal bank agencies over insured banks and their holding companies. Banks or bank holding companies which are undercapitalized and either have not timely approved a capital plan or have failed to implement the plan become subject to extraordinary powers pursuant to which the agencies may close the bank, restrict its growth, force its sale, restrict interest rates paid on deposits, and dismiss directors or senior executive officers. Each agency is directed to prescribe standards relating to internal controls and systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency determines to be appropriate. The agencies also are required to adopt standards relating to asset quality, earnings, valuation and compensation. Banks or bank holding companies which do not meet such standards may be subject to restrictions and consequences comparable to those which apply to undercapitalized banks and bank holding companies. Authority to appoint a conservator or receiver for a national bank is substantially broadened to include grounds such as substantial dissipation of assets or earnings due to violations of law or regulation or due to any unsafe or unsound practices, an unsafe or unsound condition, and certain violations of law or regulation likely to weaken the institution's condition. The legislation also required bank holding companies to guarantee compliance with a required capital plan for the bank subsidiary; the liability under such guarantee shall not exceed the lesser of (I) 5 percent of the bank's total assets or (ii) the amount necessary to bring the bank into compliance with capital standards.

     The National Bank Act and regulations adopted by the Comptroller thereunder prohibit national banks from paying any dividend on common stock out of capital. Dividends can be paid only to the extent of net profits then on hand, less losses and bad debts.

     Other Regulatory Matters. The Community Reinvestment Act of 1977 (the "CRA") requires financial institutions to demonstrate that their credit services are helping to meet the needs of the communities in which they are chartered to do business. Regulations adopted pursuant to the CRA by the OCC, the FRB and the FDIC require banks to designate, geographically, an assessment area that they serve. As part of their examination of banks, the bank regulatory agencies are required to assess each bank's record or performance in helping to meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation of the bank. The bank regulatory agencies also consider a bank's CRA record or performance in ruling on applications for the establishment of branches or other deposit facilities, applications for the relocation of banking offices and applications for the approval of mergers, acquisitions of assets, consolidations or assumptions of liabilities. CRA requires each bank regulatory agency to prepare a written evaluation of an institution's record of meeting the credit needs of its entire community, including low and moderate income neighborhoods, and further requires that portions of these written evaluations be made public.

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

         DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:
         INTEREST RATES AND INTEREST DIFFERENTIALS

Table 1a  CONSOLIDATED AVERAGE BALANCE SHEET
(Yield-Margin Analysis, dollars in thousands)
                                                    1995              1994                        1993
                                        Balance   Interest  Rates  Balance   Interest    Rates   Balance   Interest  Rates
ASSETS
 Loans:
  Commercial                            $ 23,047   $2,343   10.17%  $ 22,338   $1,931     8.63%   $20,471  $1,703     8.32%
  Real estate                             45,618    4,448    9.75     27,637    2,611     9.45     21,415   2,031     9.48
  Consumer                                 5,275      498    9.43      2,426      248    10.22      2,255     226    10.01
  Revolving credit                         5,450      529    9.71      3,339      305     9.12      3,818     332     8.69
      Total loans                         79,390    7,818    9.85     55,740    5,095     9.14     47,959   4,292     8.95
 Investment securities:
  United States Treasury                   7,049      410    5.82     12,209      752     6.16     17,243   1,079     6.26
  Federal agencies                        18,151    1,060    5.84     23,940    1,520     6.35     23,833   1,548     6.50
  Other                                      614       41    6.71        510       29     5.69        384      25     6.51
      Total investment securities         25,814    1,511    5.85     36,659    2,301     6.27     41,460   2,652     6.40
 Federal funds sold                        2,285      134    5.87      6,501      239     3.68      4,185     127     3.02
      Total earning assets               107,489    9,463    8.80     98,900    7,635     7.72     93,604   7,071     7.55
 Other non earning assets                  8,375                       5,774                        6,253
      Total Assets                      $115,864                    $104,674                      $99,857

LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing deposits:
  Interest checking                     $  8,924      221    2.47   $  8,727      196     2.25    $ 8,351     154     1.85
  Money-market accounts                   35,222    1,222    3.47     41,490    1,228     2.96     39,143   1,186     3.03
  Certificates of deposit                 37,297    2,244    6.02     27,048    1,331     4.92     28,530   1,424     4.99
      Total interest-bearing accounts     81,443    3,687    4.53     77,265    2,755     3.57     76,024   2,764     3.64
 Federal funds purchased and securities
 sold under agreements to repurchase
 and other borrowings                      4,894      290    5.93      1,093       51     4.67        102       4     3.64
      Total interest bearing              86,337    3,977    4.60     78,358    2,806     3.58     76,126   2,768     3.64
 Non interest-bearing deposit
      and liabilities                     18,426                      16,260                       14,663
      Total Liabilities                  104,763                      94,618                       90,789
 Stockholders' Equity                     11,101                      10,056                        9,068
      Total Liabilities and
      Stockholders' Equity              $115,864                    $104,674                      $99,857
 Interest Spread                                             4.20%                        4.14%                       3.91%
 Net Interest Income/Margin                        $5,486    5.10%             $4,829     4.88%            $4,303     4.60%


 E.  Statistical Information

 The following tables present statistical information relating to the Company and Allegiance Bank, N.A. on a consolidated basis.

Table 1b  RATE/VOLUME ANALYSIS

A rate/volume analysis is included for 1995 compared to 1994 and 1994 compared to 1993.

                              1995 Compared to 1994         1994 Compared to 1993
                           Variance:    Due to Change      Variance:   Due to Change
                           Increase or   in Average        Increase or  in Average
                           (Decrease) Volume   Rate     (Decrease)   Volume     Rate

INTEREST EARNED ON:
Loans:
Commercial                  $  412   $   63    $ 349      $228       $ 155      $  73
Real estate                  1,837    1,750       87       580         590        (10)
Consumer                       250      270      (20)       22          17          5
Revolving credit               224      204       20       (27)        (42)        15
Total interest on loans      2,723    2,287      436       803         696        107
Investment securities:
United States Treasury        (342)    (302)     (40)     (327)       (315)       (12)
Federal agencies              (460)    (345)    (115)      (28)          7        (35)
Other                           12        6        6         4           8         (4)
Total interest on investments (790)    (641)    (149)     (351)       (307)       (44)
Federal funds sold            (105)    (203)      98       112          70        (42)
Total interest on
earning assets               1,828    1,443      385       564         400       (164)

INTEREST PAID ON:
Interest bearing deposits:
Interest checking               24        4       20        42           7         35
Money-market accounts           (5)      37      (42)       42          71        (29)
Certificates of deposit        913      575      338       (93)        (74)       (19)
Total interest on deposits     932      616      316        (9)         45        (54)
Federal funds purchased and
securities sold under
agreements to repurchase
and other borrowings           239      222       17        47          39          8
Total interest
 on liabilities              1,171      838      333        38          81        (43)
Net interest income/margin  $  657   $  605   $   52      $526        $319      $ 207

Loan interest includes loan fees.


                           INVESTMENT PORTFOLIO

Table 2a  INVESTMENT SECURITIES

The estimated fair value of securities available for sale as of December 31, 1995, 1994, and 1993 was:

(Dollars in thousands)                     1995        1994      1993
U.S. Treasury Securities and obligations
of U.S. government agencies              $ 5,119     $ 2,536   $15,052
Mortgage-backed securities                 5,858       6,364    12,022
CMOs                                          -          -          35
Total debt securities                     10,977       8,900    27,109
Equity securities                            650         545       231
    Total                                $11,627      $ 9,445  $27,340

The amortized cost of securities held to maturity as of December 31, 1995, 1994, and 1993 was:

(Dollars in thousands)                     1995        1994   1993
U.S. Treasury securities and obligations
of U.S. government agencies              $12,054      $18,565   $17,319
Mortgage-backed securities                   -            -         -
Total debt securities                     12,054       18,565    17,319
Equity securities                            -            -         -
    Total                                $12,054      $18,565   $17,319

Table 2b  MATURITY DISTRIBUTION
                                              After One    After Five
                                   Within     Yr. Thru     Yrs.Thru    After      No Fixed
December 31, 1995
(Dollars in thousands)             One Year   Five Yrs.    Ten Yrs.    Ten Yrs.    Maturity   Total

Securities available for sale
U.S. Treasury securities and
obligations of
U.S. Government agencies           $   -       $4,799      $  601      $    -     $   -       $ 5,400
Mortgage-backed securities             -           -           85        5,492        -         5,577
Equity securities                      -           -           -            -        650          650
Total Securities Available for Sale    -        4,799         686        5,492       650       11,627


Securities held to maturity
U.S. Treasury securities and
obligations of
U.S. Government agencies           2,001        5,997        3,541          -          -       11,539
Municipal securities                 -             -           514          -          -          514
Securities Held to Maturity        2,001        5,997        4,055          -          -       12,053

otal Investment Securities        $2,001      $10,796       $4,741      $5,492      $ 650     $23,680



Table 2c  WEIGHTED AVERAGE YIELD

                                              After One   After Five
                                 Within       Yr. Thru    Yrs.. Thru     After      No Fixed
December 31, 1995                One Year     Five Yrs.    Ten Yrs.      Ten Yrs.   Maturity   Total

Securities available for sale
U.S. Treasury securities and
obligations of U.S. Government
agencies                            - %          5.19%        6.31%         - %        -%       5.31%
Mortgage-backed securities          -              -          6.65        6.50         -        6.50
Equity securities                   -              -            -           -        6.13       6.13
Total Yields on Securities
Available for Sale                  -            5.19         6.35        6.50       6.13       5.94

Securities held to maturity
U.S. Treasury securities and
obligations of U.S. Government
agencies                          5.56           4.11         5.13          -          -        4.67
Municipal securities                -              -          4.64          -          -        4.64
Total Yields on Securities
Held to Maturity                  5.56%          4.11%        4.81%         -          -        4.57%

The tax equivalent yield on the tax exempt municipal securities was approximately 6.64 percent at December 31, 1995.


                              LOAN PORTFOLIO

Table 3a  TYPE OF LOANS


December 31, 1995 (Dollars in thousands)  1995      1994       1993
Commercial                               $26,193   $21,938    $20,745
Real Estate                               59,289    35,444     27,830
Consumer                                   7,831     8,918      4,067
Total  Loans                             $93,313   $66,300    $52,642


Table 3b  MATURITY AND RATE SENSITIVITY

                                                  Over One
                                       One Year   Year Thru  Over
December 31, 1995 (in thousands)       Or Less    Five Yrs.  Five Yrs.  Total
The total amounts of loans maturing
and/or repricing were:                 $61,294    $22,976    $9,043    $93,313


The total amount of fixed rate loans maturing after one year was $31,930.


Table 3c  NON PERFORMING LOANS

December 31st   (Dollars in thousands)         1995      1994    1993
Non accrual loans                             $  326    $1,043  $1,387
Loans contractually past due
as to interest or principal                       -         -       -
Other restructured debt                           -         -       -
Foreclosed Real Estate (net)                     792     1,307     471
    Total                                     $1,118    $2,350  $1,858

    Non performing loans consist of (a) loans which are not accruing interest due to questions regarding eventual collectibility, (b) loans which are ninety
(90) days or more past due, (c) loans whose terms have been restructured to accommodate deterioration in the financial condition of the borrower, and
(d) foreclosed real estate.

    The Bank generally places loans on a non accrual basis after ninety (90) days of delinquency except where a loan is fully secured or when expectations are for an immediate improvement in the financial condition of the borrower. Management generally recommends for charge-off, accounts which are ninety (90) days delinquent except where a loan is fully secured and in the process of collection or when expectations are for an immediate improvement in the financial condition of the borrower.

    Non-accrual loans, totaling $326,516 at December 31, 1995, consisted of five (5) borrowers. Of this total, $62,009 were commercial loans and $264,507 were real estate mortgages secured by commercial and residential properties. Specific reserves set aside for these loans total $40,000.

    If the loans carried as non-accrual at year end had been current in accordance with their original terms, the Bank would have collected additional interest of $33,000 for the year.

    There were no loans contractually past due more than 90 days as to interest or principal.

    Foreclosed real estate totaling $791,596 represents two properties, one commercial property and one tract of vacant land, which management believes can be sold for the amount recorded by the Bank.

                    SUMMARY OF CREDIT LOSS EXPERIENCE

Table 4  ALLOWANCE FOR CREDIT LOSSES
                                         December 31
                                       (in thousands)
                                     1995      1994      1993
Balance at beginning of period      $1,031    $1,175    $1,474
Charge-offs:
    Commercial                          10       273       234
    Real Estate                         -         51       215
    Consumer                            13        10        37
    Total loans charged-off             23       334       486
Recoveries:
    Commercial                          116      114        57
    Real Estate                          -        -         29
    Consumer                             17        6        10
    Total recoveries                    133      120        97
Net charge-offs (recoveries)           (110)     214       389
Provision charged (credited)
    to operations                      (100)      70        90
Balance at end of period             $1,041   $1,031    $1,175

Ratio of net charge-offs during
 the period to average loans           N/A %   0.38%     0.81%

ALLOWANCE FOR CREDIT LOSSES
POLICY STATEMENT

     It is Management's policy to maintain an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. On a quarterly basis, the Loan Committee reviews the adequacy of the allowance for credit losses based on historical loss experience, historical delinquency, trends in composition of the loan portfolio, collateral and industry concentrations, credit commitments, economic trends, effectiveness of internal loan policies and procedures, and individual analyses of adversely classified loans to determine the probability of loss based on collateral, restructuring and alternative repayment sources. The results of this analysis are quantified as a reserve factor for each credit quality category and specifically identified sub-sections of the loan portfolio through a comprehensive migration analysis to determine general allocations of the allowance for credit losses. As a result of this review, management believes that the valuation allowance for credit losses was adequate at December 31, 1995.

                                 DEPOSITS

Table 5a  AVERAGE DEPOSITS

                                       1995                1994               1993
                                Average    Average   Average   Average  Average  Average
Years ended December 31st
 (Dollars in thousands)         Balance    Rate      Balance   Rate     Balance   Rate
Noninterest-bearing
 demand deposits                $17,883      -       $17,000     -       $13,954              -
Interest-bearing demand deposits  8,924    2.47%       8,727   2.25%       8,351  1.85%
Money Market Accounts            35,222    3.48%      41,490   2.96%      39,143  3.03%
Certificates of Deposit          37,297    6.02%      27,048   4.92%      28,530  4.99%
  Total Average Deposits           $99,326                    $94,265                $89,978


Table 5b  CERTIFICATE OF DEPOSIT MATURITY DISTRIBUTION

                             3 mos.                          Over
As of December 31,  1995     or less     3-6 mos.   6-12 mos.12 months  Total
CDs of $100,000 or more      $6,514      $1,857     $2,984   $2,550     $13,905




Table 6a  RETURN ON EQUITY AND ASSETS
                              1995           1994           1993
Return on Average Assets      0.71%          1.13%          1.12%
Return on Average Equity      7.46%         12.21%         12.30%
Dividend pay-out ratio           0%             0%             0%
Average Equity to Average
Assets Ratio                  9.47%          9.25%          9.08%

                          SHORT-TERM BORROWINGS

    Repurchase agreements may be entered into with customers that maintain other relations with the Bank. At year-end there were outstanding repurchase agreements of $5,884,000.

    The Bank may, from time to time, purchase federal funds. This source of funding is used to offset temporary liquidity shortages. The Bank also borrows on a secured basis from the Federal Home Loan Bank (FHLB) of Atlanta and from the Federal Home Loan Mortgage Corporation (FHLMC), as needed, for Balance Sheet management.



                           LONG-TERM BORROWINGS


    Long-term borrowing consists of a secured advance from the FHLB of Atlanta. This borrowing is fixed at 7.12 percent and matures on August 1, 1998.


Item 2.    Properties

    The main offices of both the Company and the Bank are located in Montgomery County, Maryland. The Bank leases the space occupied at this location, as well as the space for four additional branches located in Montgomery County, Maryland, and two branches located in Prince George's County, Maryland. The Bank's internal operations, accounting and audit departments are housed at one of the branch locations in Prince George's County. For additional information regarding operating leases see Note 6, Premises and Equipment, in the Notes to Consolidated Financial Statements.

    These locations have been adequate and suitable for the Company's operation.

Item 3.    Legal Proceedings

    There were no legal proceedings pending or threatened against the Company or the Bank at year end that was not ordinary litigation incidental to business, or that were material.

Item 4.   Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the fourth quarter of 1995.


                                 Part II

Item 5.  Market for the Registrant's Common Stock and Related Matters

  Since May 1994, the Company's common stock has traded on the NASDAQ Exchange under the symbol ALLG.

  Information for trades known to the Company is shown by calendar quarter, for the years indicated in the following table:

1995                          High      Low

First Quarter                $8.00    $6.50
Second Quarter                7.50     6.50
Third Quarter                 7.88     6.50
Fourth Quarter               11.00     6.88


1994                         High     Low

First Quarter                $8.50     $6.50
Second Quarter                9.00      6.13
Third Quarter                 8.50      6.50
Fourth Quarter                9.00      7.50

    At January 31, 1996, there were approximately 700 shareholders of the registrant's common stock.

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

    The ability of the Company to pay dividends is dependent upon the ability of the subsidiary bank to pay cash dividends to the Company. See "Item 1. Business
- - Supervision and Regulation" for a description of regulatory restrictions on the Banks' ability to pay dividends to the Company.

Item 6.    Selected Financial Data

                ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
               (In thousands, except per share information)
                                                   Years ended December 31
                                          1995     1994     1993    1992
Earnings summary:
  Interest income                        $9,488   $7,763   $7,071  $7,283
  Interest expense                        3,977    2,806    2,768   3,384
  Net interest income                     5,511    4,957    4,303   3,899
Provision for possible credit losses       (100)      70       90     375

Net interest income after provision
  for possible credit losses:             5,611    4,887    4,213   3,524
  Gains (losses) on sales of securities     152     (453)     259     163
  Other operating income                    717      695      781     749
  Other operating expenses                5,214    4,615    4,138   4,058
Income before income taxes:               1,266      514    1,115     378
Income before extraordinary item          1,266    1,206    1,115     232
Net Income                               $  828   $1,206   $1,115  $  378

Per share
  Income before extraordinary item*      $ 0.49   $ 0.71   $ 0.66  $ 0.14
  Net Income*                              0.49     0.71     0.66    0.23
  Book value at year-end*                  6.86     6.24     6.06    5.07

* Adjusted for 1994 stock split.



                         STATEMENT OF CONDITION

December 31st (Dollars in thousands)      1995       1994      1993      1992

Total investments                      $ 23,680   $ 28,009  $ 44,660  $ 40,172

Total loans                              93,313     66,300    52,642    49,972

Total assets                            131,100    106,326   104,474    103,724

Total deposits                          107,859     93,108    94,922     94,699

Total stockholders' equity               11,630     10,578    10,262      8,581



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements contained herein present the financial condition of the Company and its wholly-owned subsidiary, Allegiance Bank, N. A. (the Bank), at December 31, 1995 and 1994, and the results of operations for the years 1995, 1994 and 1993.

Financial Condition

At the end of 1995, the Company's assets had increased from the year-end 1994 level by $24.8 million, or 23.3 percent, to $131.1 million. The Company managed a substantial growth in loans, with a 40.7 percent increase of $27.0 million to $93.3 million. The loan growth was funded by increased deposits of $14.8 million, by a $4.3 million reduction in the investment portfolio, and by short-term borrowing of $8.6 million. Included in the net loan increase were $8.1 million in local, seasoned loans purchased from a regional bank. The largest increase in the loan portfolio was in real estate loans which grew by $17.5 million, while commercial loans increased by $4.7 million and consumer loans grew by $2.9 million. Loans secured by various types of real estate represented
63.5 percent of the total loan portfolio, compared to 53.5 percent at year-end 1994. Total loans represented 79.8 percent of earning assets at year-end, compared to 68.1 percent at year-end 1994.

As of December 31, 1995, variable rate loans totaled $52.9 million, which was
56.7 percent of total loans, while fixed rate loans were $40.4 million and 43.3 percent of the portfolio. This compares to $39.1 million of loans with variable rates, or 59.0 percent of the portfolio at the end of 1994 and $27.2 million, or 41.0 percent in fixed rate loans. No significant amount of the loan portfolio is at below market rates.

In 1995, the Bank continued to focus on niche lending segments of the market, small and medium sized businesses and the professional community. Added features to the business development program included an increased effort at cross-selling and deposit generation, and achieving a balance in the Bank's commercial and residential loan portfolios.

The Bank's underwriting standards continue to be conservative, and management anticipates no significant changes in this policy. However, flexibility in the underwriting process is reflected in the structuring of credit facilities.

The Bank's primary geographic market includes Montgomery and northern Prince George's counties in the Maryland suburbs of Washington, DC. As much as possible, the Bank concentrates on those areas which are proximate to the branch locations. The Bank has opened two new Montgomery County branches; in Silver Spring during 1995 and Gaithersburg in 1994. As the Bank has expanded, the geographic factors have widened the market considerably.

Community reinvestment is a continuing and important segment of the Bank's efforts. During 1995, the majority of the loans originated by the Bank were in Montgomery and Prince George's Counties. The Bank participates in government-sponsored lending programs, such as those offered by the Small Business Administration, and other special lending programs including the Montgomery County Bankser's Small Business Loan Fund and the Prince George's County Revitalization Loan Fund.

During 1995, the Company's investment portfolio declined by $4.3 million to $23.7 million, as the proceeds from sales and maturities of investments were used to fund loan growth, as noted above. As bond prices rose during 1995 in response to a decline in prevailing interest rates, the Company had the benefit of a significant increase in the value of the investment portfolio. In addition to the realization of securities gains of $152 thousand on investments which
were sold,   the unrealized losses on the investments held to maturity and the investments available for sale improved by approximately $1.8 million during 1995. In December 1995, the Bank transferred $5.0 million of investments from held to maturity to the available for sale portfolio; this transfer was made to achieve a better balance in the investment portfolio and to increase liquidity following significant reductions in investments during the past two years. At year-end 1995, investments available for sale stood at $11.6 million while investments held to maturity were $12.1 million or 50.9 percent of the portfolio.

The investment portfolio underwent some dramatic changes in 1994. The available for sale portfolio declined by $17.9 million, from $27.3 million at the end of 1993 to $9.4 million at year-end 1994. The held to maturity portfolio grew by $1.2 million, resulting in a net reduction in the total securities portfolio of $16.7 million. Securities were sold from the available for sale portfolio, periodically during 1994, primarily to fund loan growth. The net unrealized holding gains on securities available for sale changed from an unrealized gain of $566 thousand at year-end 1993 to a net unrealized loss of $368 thousand at year-end 1994. The net unrealized holding losses represent a reduction in the estimated fair value of the securities due to a rising interest rate
environment, and are not a reflection of credit risk.   During 1994, the Bank
transferred a security with a par value of $1.0 million and an estimated fair value of $810 thousand, from the available for sale portfolio to the held to maturity portfolio. The $190 thousand unrealized holding loss on that security will be amortized over its remaining life. The Bank established a banking relationship with the Federal Home Loan Bank of Atlanta during 1994, and purchased $300 thousand of FHLB stock, which is reflected in the investment portfolio as equity securities.

During the fourth quarter of 1994, the Company recorded previously unrecognized deferred income tax assets totaling $892 thousand by eliminating the valuation allowance established during 1993 upon the adoption of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes."
The elimination of the valuation allowance was deemed appropriate in light of the Company's continuing profitable operations and the projected level of future years' taxable income. In accordance with SFAS No. 109, deferred tax assets are recognized only if their realization is "more likely than not."

Also in 1994, the Bank offset the effect of the elimination of the deferred tax asset valuation reserve by selling certain investments in the available for sale portfolio whose market value had been negatively affected by the rising interest rate environment experienced during 1994. The Bank sold $7.8 million in securities resulting in $518 thousand in realized losses. The proceeds from these sales were reinvested in securities with a weighted average yield of 7.72 percent, in order to improve the overall yield of the portfolio, as well as, future years' earnings. The securities sold had a weighted average yield of
6.46 percent.

During 1995, the Bank opened a new branch in Silver Spring, Maryland, and completed the conversion to a new data processing system. During 1994, the Bank opened a new branch in Gaithersburg, Maryland, relocated an existing branch in Wheaton, Maryland, expanded the third floor of the Bethesda location, installed a Wide Area Network and purchased new equipment in conjunction with the data processing conversion. As a result of these activities, the Bank invested $388 thousand and $743 thousand in premises and equipment in 1995 and 1994, respectively.

In 1995, total deposits increased by $14.8 million or 15.8 percent to stand at $107.9 million at year-end. Non-nterest bearing deposits increased by $3.0 million to $21.8 million, while interest bearing deposits increased by $11.8 million to $86.0 million. The largest increase in interest bearing deposits came from certificates of deposit which gained $11.7 million to stand at $40.4 million at the end of 1995. To attract these balances in 1995 and to retain them in 1996, the Bank offered competitive interest rates and a range of new investment products and services that were designed to appeal to the local market. Deposit growth was also helped by additional new branches and data processing systems during 1994 and 1995.

In 1994, non-interest bearing deposits increased $3.9 million, from $15.0 to $18.9 million, while interest bearing balances declined by $5.7 million, resulting in a net decrease in deposits of $1.8 million, from $94.9 to $93.1 million. The banking industry as a whole had been experiencing declines in deposits as investors moved balances into U.S. Treasury securities and mutual funds, seeking higher returns on their investments. The increases in the prime lending rate in late 1994 allowed the Bank to counter that outflow by offering higher rates on deposits without sacrificing interest rate spreads and margins.

At the end of 1995, short-term borrowings in the form of customer repurchase agreements were approximately $5.8 million compared to $0.4 million at the end of the previous year. These repurchase agreements fluctuate during the year, based on customers' liquidity needs, and provided a significant new source of funds for the Bank in 1995.

Short-term borrowing from the Federal Home Loan Mortgage Corporation and the Federal Home Loan Bank of Atlanta have been used to cover temporary liquidity needs. The balances from these sources stood at $4.2 million and $1.0 million at the end of 1995 and 1994, respectively. The Bank also borrowed $1.0 million, for a term of four years, from the FHLB during 1994 to match fund a specific loan.

Capital Resources and Adequacy

During 1995, stockholders' equity increased by $1.1 million as a result of net income of $828 thousand and the positive change in the net unrealized loss on available for sale securities. In 1994, the increased equity of $316 thousand was the net result of net income of $1.2 million and the $906 thousand change in the net unrealized losses on the Company's available for sale investment securities portfolio. Book value per share stood at $6.86 and $6.24 at the end of 1995 and 1994, respectively.

Risk-based capital regulations require banks and bank holding companies to maintain minimum ratios of capital to risk-weighted assets and off-balance sheet credit arrangements. Total capital is classified into two tiers, referred to as Tier 1 and Tier 2. The Bank's Tier 1 capital is composed of common stockholders' equity, while Tier 2 capital is composed of the qualifying portion of the allowance for credit losses. For bank holding companies with consolidated assets of less than $150 million, the risk-based capital guidelines generally are applied on a bank-only basis.

The bank regulatory minimums for the Tier 1 risk-based capital and total risk-based capital ratios are 4.0 percent and 8.0 percent, respectively. At December 31, 1995, the Bank's Tier 1 risk-based capital ratio was 11.39 percent and the total risk-based capital ratio was 12.64 percent. At December 31, 1994, the ratios were 14.39 percent and 15.64 percent, respectively. The decline in the ratios is due to the change in the mix of the earning assets from the securities portfolio, which carries a lower risk weighting, to the loan portfolio which carries a higher risk weighting. The Bank remains well in excess of regulatory minimums with ample room to continue to increase the loan portfolio.

The Bank's capital leverage ratio, another regulatory measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0 percent, with most institutions required to maintain a ratio of at least 4.0 percent to 5.0 percent, depending upon risk profiles and other factors. At December 31, 1995, the Bank's leverage ratio was 9.60 percent, compared to 9.77 percent at the end of 1994.

Results of Operations

The Company's net income for 1995 was $828 thousand compared to $1.2 million in
1994, a decrease of 31.3 percent.   Net income for 1994 increased by 8.2 percent
over that of 1993, which was $1.1 million. Pre-tax earnings were $1.3 million in 1995 compared to $514 thousand in 1994 and $1.1 million in 1993. While 1995 earnings felt the full effect of a normal income tax provision, net income for 1994 enjoyed an income tax benefit of $693 thousand, and no tax provision was recorded in 1993.

Generally, two key measures of profitability include the return on average assets and the return on average equity. For the three year period from 1993 to 1995, however, the manner in which income tax accounting principles have been reflected in the Company's results of operations has had an unusual impact on these ratios. Although there was a significant increase in pre-tax earnings in 1995, there was a decline in return on average assets ratio and the return on
average equity ratio.   For 1995,  the return on average assets was 0.71 percent
compared to 1.13 percent for 1994 and 1.12 percent for 1993. The return on average equity for 1995 was 7.46 percent versus 12.21 percent for 1994 and 12.30 percent for 1993. Net income per share was $0.49 in 1995 compared to $0.71 in 1994 and $0.66 in 1993.

Net Interest Income

Net interest income represents the amount by which interest income on earning assets exceeds the cost of interest bearing sources of funds. Earning assets include loans, investments and interest earning balances at other banks, while certain deposits and borrowings represent the interest-bearing liabilities. Several factors influence net interest income, including market rates of interest and the volume, mix and rate sensitivity of earning assets and interest bearing liabilities.

Net interest income for 1995 was $5.5 million, compared to $5.0 million in 1994
and $4.3 million in 1993.   The $554 thousand, or 11.2 percent,  increase in
1995 net interest income was generated by an increase in interest income of $1.7 million which was partially offset by a $1.2 million increase in interest expense. This followed 1994 when there was a $654 thousand, or 15.2 percent, growth in net interest income resulting from an increase in total interest income of $693 thousand while interest expense remained flat.

During 1995, there was a shift in the mix of earning assets as the investment securities were reduced to fund loan growth, and there was a decrease in the average amount of federal funds sold. While interest and fees on loans increased by $2.6 million to $7.8 million, interest and dividends on investment securities decreased by $791 thousand to $1.5 million and interest on federal funds sold decreased by $105 thousand to $134 thousand. The increased level of deposits resulted in an increase in interest expense of $931 thousand to $3.7 million, while interest expense for short term borrowing and customer repurchase agreements increased by $199 thousand to $219 thousand.

In 1994, the change in the mix of earning assets was reflected primarily in an increase in interest and fees on loans of $931 thousand, which was due to the increase in loans outstanding, as well as, increases in the prime lending rate. Interest on federal funds sold increased by $112 thousand, due to an increase in the volume of federal funds sold. Interest income on the investment portfolio declined by $350 thousand due to the utilization of the investment portfolio to fund loan growth.

During 1995, the Bank's net interest spread and margin, continued to improve. The net interest spread is the difference between the yield on interest-earning
assets and rates paid on interest-bearing liabilities.   In 1995,  the net
interest spread increased to 4.20 percent from 4.09 percent in 1994 and 3.91 percent in 1993. The net interest margin is a measurement of how effectively the Bank utilizes its interest earning assets in relation to the interest cost of funding them. It is computed by dividing net interest income by average interest-earning assets. The net interest margin increased to 5.09 percent in 1995 from 4.82 percent in 1994, and 4.57 percent in 1993.

Valuation Allowance and Provision for Credit Losses

The Bank maintains a valuation allowance for credit losses which represents the amount considered by management to be adequate to cover losses which could occur in the loan portfolio. The provision for credit losses is a charge to earnings to maintain the allowance at an adequate level. On a quarterly basis, management conducts a comprehensive review of the loan portfolio, evaluating factors such as economic conditions, loan mix and volume, delinquency trends, identification of weak credits, historical credit loss experience and the value of collateral, to ensure that an adequate valuation allowance is maintained. Between reviews, events may occur which would require an immediate adjustment to the allowance, and these situations are addressed as required.

During 1995, the $1.0 million valuation allowance was increased by $11 thousand as a result of $111 thousand in net recoveries of amounts previously charged against the allowance, and offset in part by a $100 thousand negative provision for credit losses. During 1994, the allowance had been reduced by net charge-offs of $214 thousand and increased by $70 thousand due to a provision for credit losses through a charge to earnings. Net charge-offs for 1993 were $389 thousand, while the charge to earnings for the credit loss provision was $90
thousand.   The $1.0 million balance of the valuation allowance for credit losses represents management's judgment of the current loan portfolio, with improved asset quality and substantial net loan growth. The increases in loans during 1995 and 1994 are represented by gains in the real estate segment of the portfolio. Historical loss experience for real estate loans, as reviewed through migration analysis for eight quarters, has been negligible, thereby minimizing requirements for additions to the allowance. The Bank retained an independent consulting firm which conducted an annual review of the allowance for credit losses after evaluating the overall quality of the loan portfolio. Bank management believes that the Bank's allowance was adequate, at the end of 1995, when the $1.0 million valuation allowance was 1.12 percent of loans and 318 percent of non-performing loans, while at year-end 1994, the $1.0 million allowance was 1.6 percent of loans outstanding and 99 percent of non-performing loans.

Non-accrual loans at year-end 1995 were at $0.3 million, or 0.4 percent of total loans, compared to $1.0 million, or 1.6 percent of total loans at the end of 1994. This represents a continued improvement since 1993 when the level of non-accrual loans was at $1.4 million, or 2.6 percent of total loans outstanding.
At year-end 1995, $265 thousand of the $327 thousand balance of non-accrual loans were fully secured real estate mortgages, with the remaining $62 thousand consisting of commercial loans. Of the 1994 total, $777 thousand were real estate mortgages secured by commercial and residential properties, with the remaining $265 thousand representing commercial loans, of which $235 thousand were fully guaranteed by the U.S. Small Business Administration. The 1993 non-accruals were comprised of $800 thousand in real estate mortgages secured by commercial and residential properties, and $600 thousand in commercial loans, of which $300 thousand were real estate secured.

There were no loans past due for 90 days or more at the end of 1995, 1994 or 1993.

Non-Interest Income

Non-interest income in 1995 was $869 thousand compared to $242 thousand in 1994. Excluding securities gains of $152 thousand in 1995 and securities losses of $453 thousand in 1994 (as discussed in the Financial Condition section, above), non-interest income increased by a flat $22 thousand. There was a decline of $58 thousand in service charges on deposit accounts as a result of the increase in the earnings credit for commercial accounts which more than offset the effect of increased levels of deposit accounts. Other income increased by $87 thousand. Other income represents fees collected for wire transfers, issuance of official checks, processing of special collections and safe deposit box rentals.

During 1994,   total non-interest income declined to $242 thousand,  compared to 1993, due primarily to net losses on sales of securities of $453 thousand, and to some extent to a decline in deposit account service fees income and miscellaneous other income. The decline in fee income occurred due to the reduction in deposit accounts and to customers' management of their account balances to avoid service charges, mainly overdraft fees. The 1993 non-interest income figure of $1.0 million included net gains on sales of securities of $259 thousand and non-recurring income of $42 thousand. Management projects that service fee income will increase during 1996, consistent with anticipated account growth, as discussed in the Financial Condition section relative to branch and deposit growth.

Non-Interest Expense

In 1995, total non-interest expense was $5.2 million, an increase of $0.6 million or 13.0 percent over 1994 when such expenses were $4.6 million.
Salaries and benefits increased by $247 thousand to $2.6 million as a result of additional personnel for the branch system, including the addition of new branch offices in Gaithersburg and Silver Spring, Maryland, and merit increases, with some reductions in operations as a result of conversion to a new data processing system. Increases in occupancy and equipment expenses of $229 thousand or 26 percent in 1995 were the result of the new branches and additional space in the headquarters building, as well as the data processing systems conversion, during
1994 and 1995.   A $100 thousand provision was recorded in 1995 for possible losses on foreclosed real estate. The Federal Deposit Insurance Corporation reduced the deposit insurance assessment for banks during 1995 resulting in a $114 thousand or 51 percent reduction in such expenses compared to 1994. In 1996, The FDIC insurance assessments are expected to be reduced to $2 thousand. Also during 1995, data processing expenses increased by $51 thousand or 51 percent; again due to the conversion to the new data processing systems which have modernized and expanded the Company's ability to serve the banking needs of our customers.

Total non-interest expense was $4.6 million for 1994, which was an 11.5 percent increase over the 1993 total of $4.1 million. Higher salaries and employee benefits, up $342 thousand or 17.3 percent, represented the largest increase in non-interest expense and were mainly due to increased staffing in the lending area and the branch system, to merit increases and to a lesser extent, performance bonuses. Related expenses, such as medical and payroll tax expense, increased accordingly. The rise in salaries and benefits was $117 thousand, or
6.3 percent, in 1993 and was due primarily to merit increases and to a lesser extent, increased costs of medical benefits.

The other non-interest expense categories, with the exception of advertising expense which increased by $92 thousand due to a planned increase in the advertising budget, increased minimally during 1994. In 1993, the FDIC insurance premiums increase was $43 thousand, or 22.1 percent, due to an increase in deposits as of the assessment dates, as well as, an increase in the insurance rates. The remainder of the non-interest expense categories increased minimally in 1993.

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

The Bank's liquidity sources and needs are measured on a monthly basis. The analysis includes a review of current lending commitments and projections of future loan demand and anticipated deposit growth or contraction. At December 31, 1995, the Bank's liquidity sources were 1.8 times anticipated liquidity needs, well in excess of the established management guidelines of 1.5 times anticipated liquidity needs. At the end of 1994, liquidity sources were 2.1 times projected liquidity needs.

Because of the significant impact interest rate fluctuations may have on the Bank's performance, management continually monitors the interest rate sensitivity of its assets and liabilities. The common measurement term is "gap," which refers to the relationship of earning assets to interest-bearing liabilities within the time period in which they will mature or reprice. A positive gap, wherein earning assets exceed interest-bearing liabilities, positions the Bank to respond to rising interest rates. A negative gap, wherein interest-bearing liabilities exceed earning assets, positions the Bank to respond to declining interest rates.

Management strives to forecast far enough into the future so they can fine tune the earning assets to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15.0 percent of earning assets, either positive or negative, for the various periods of measurement. At December 31, 1995, the Bank had a cumulative negative gap out to one year of 6.5 percent of earning assets. During 1995, the Bank narrowed its liability sensitive position by increasing variable rate assets and shortening the maturities and repricing periods of a portion of the investment portfolio.

The following table presents the Bank's gap measurements as of December 31, 1995:

(In Thousands)
Assets and Liabilities Maturing or Repricing Within

                               0-3    Over 3 - 12   1 - 5     Over 5
                              Months    Months       Years     Years
Rate Sensitive Assets (RSA)
Investment securities         $ 8,103   $ 3,501   $ 7,453  $ 4,134
Loans                          55,445     5,849    22,888    9,043
Federal funds sold              5,590        -         -        -
    Total RSA                  69,138     9,350    30,341   13,177

Rate Sensitive Liabilities (RSL)
Interest bearing
  demand deposits              10,787        -         -        -
Money market accounts          34,906        -         -        -
Certificates of deposit        13,636    17,632     9,144      121
Other                          10,005        -      1,000       -
    Total RSL                  69,334    17,632    10,144      121

Cumulative gap              $(   196)   $(8,478)  $11,719   $24,775
Ratio of cumulative gap to
  earning assets               (0.15)%    (6.50)%    8.98%    18.99%

Taxes
In 1995, the Company recorded income tax expense, based upon statutory rates, of $438 thousand, an effective tax rate of 34.6 percent, which served to reduce the deferred tax asset previously recorded in 1994.

During 1994, the Company recorded a $693 thousand income tax benefit resulting from the recognition of a deferred tax asset which previously had been eliminated through a valuation reserve. The valuation reserve was deemed unnecessary as of December 31, 1994, because realization of the deferred tax asset was considered probable. The net deferred tax assets at December 31, 1995, are expected to be realized through future taxable income. In 1993, the Company used a portion of the net operating loss carryforward to eliminate applicable income taxes in the amount of $433 thousand. For 1995, and subsequent years, the Company expects to record income tax expense at the statutory rates which will significantly impact the comparability of net income with previous periods.

The Company files a consolidated federal tax return, and is taxed at the prevailing statutory rate on net income. The current federal statutory rate is
34.0 percent. Franchise tax returns are filed by the Bank with the State of Maryland. At December 31, 1995, the Company had a federal net operating loss carryforward of approximately $150 thousand which expires in 2007 and can be used to offset future tax liability.

Market Price of Common Stock and Dividends
The Company's common stock is traded on the NASDAQ Exchange and is listed under the symbol ALLG. The approximate number of shareholders of record as of January
31, 1996, was 700.   Information for high and low sales prices, as known by the
Company, is shown by calendar quarter for the years indicated in the following table:

1995                             High            Low
First Quarter                   $8.00          $6.50
Second Quarter                   7.50           6.50
Third Quarter                    7.88           6.50
Fourth Quarter                  11.00           6.88

1994
First Quarter                   $8.50          $6.50
Second Quarter                   9.00           6.13
Third Quarter                    8.50           6.50
Fourth Quarter                   9.00           7.00

No cash dividends on the Company's common stock have been declared. In June 1994, the Company issued 282,200 shares of common stock as the result of a 6 for 5 stock split, effected in the form of a 20 percent common stock dividend. The policy of the Board of Directors has been to retain earnings in order to provide funds for the growth and development of the Company's business. Any future payment of cash dividends will depend upon the Company's earnings, growth, financial condition, capital needs, regulatory requirements and such other factors as the Board of Directors may deem appropriate.






Item 8.   Financial Statements and Supplementary Data

      The information called for by Item 8, Financial Statements and Supplementary Data, is hereby incorporated by reference from the information and financial statements set forth under the caption "Financial Statements"
(Item 14, section 1) incorporated as part of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


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

Item 11.  Executive Compensation

      The information called for by Item 11, Executive Compensation, is hereby incorporated herein by reference from the information set forth under the caption "Executive Officers' Compensation and Certain Transactions," in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12, Security Ownership of Certain Beneficial Owners and Management, is hereby incorporated herein by reference from the information set forth under the caption "Directors and Executive Officers," in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      During fiscal year 1995 there were no transactions with related parties which exceeded $60,000 or exceeded 5 percent of gross revenues of the provider of services.

      Directors and officers of the Company and the Bank, and persons, corporations and organizations with whom or which they are associated, have had, and expect to have in the future, banking transactions with the Bank in the ordinary course of the bank's business. In the opinion of the management of the Company and the Bank, all loans to directors and officers and their associates have been made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and have not involved more than the normal risk of collectibility or presented other unfavorable features. The aggregate balance of loans outstanding to directors and officers and their associates was $3,575,218 (30.1 percent of the Company's stockholders' equity) at December 31, 1995.


                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following is a list of certain documents filed as a part of this Report:

      1.  Financial Statements.

          Report of Independent Auditors

          Balance Sheets

          Statements of Income

          Statements of Changes in Shareholders' Equity

          Statements of Cash Flows

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedules.

                    None

      3.  Exhibits.

          Exhibit Number

          3.1       Certificate of Incorporation of Registrant, as amended(1)

          3.2       By-Laws of Registrant(1)

         10.1 Lease Agreement, dated September 11, 1986, between Hampden Lane Limited Partnership and Montgomery National Bank(1)

         10.3       Form of Warrant Agreement  June , 1994

         10.4 Lease, dated October 1, 1991 between Montgomery National Bank and DOC Limited Partnership(5)

         10.5 Commercial Lease Agreement, dated November 26, 1984, by and between Triangle Park Associates-1 and Southern Permanent Building Association(2)

         10.6 Sublease Agreement, dated November 28, 1988, by and between Triangle Park Asociates, Republic Federal Savings Bank, and Montgomery National Bank(2)

         10.7 Lease, dated August 4, 1989, between Montgomery Bancorp, Inc. and Landmark Associates of Maryland(4)
         10.8 Lease, dated March 6, 1990, between Montgomery Bancorp, Inc. and Leonard W. Kraisel(3)

         10.9 Lease, dated June 10, 1994, between Allegiance Bank and Wheaton Commercial Center Associates(7)
         10.10 Lease, dated June 24, 1994, between Allegiance Bank and G & G Airpark Associates(7)

         10.11 Lease, dated June 30, 1994, between Allegiance Bank and COMAC, Inc.(7)

         10.12 Sub Lease, dated October 27, 1994, between Allegiance Bank and David H. Baris(7)

         13         Annual Report to Shareholders for the year ended
                    December 31, 1995

         22         Subsidiary of Registrant(6)

         23         Consent of Stegman & Company,  Independent accountants

         27         Financial Data Schedule


 (1) Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration
      No. 33-10682, and incorporated herein by reference.
 (2) Incorporated by reference from the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
 (3) Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1990.
 (4) Incorporated by reference from the Company's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 33-30282, and incorporated herein by reference.
 (5) Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1991.
 (6) Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1992.
 (7) Incorporated by reference from the registrant's Annual Report in Form 10-K for the fiscal year ended December 31, 1994.

  No Current Reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

Table of Contents

    This table of contents includes the report of independent auditors, the consolidated financial statements and notes, the signature page, and the consent of independent auditors contained in this annual report on Form 10-K as of December 31, 1995, and the periods then ended.


                                                    Page Numbers
  Report of Independent Auditors                         31

  Consolidated Financial Statements:

       Balance Sheets                                    32

       Statements of Income                              33

       Statements of Changes in Shareholders' Equity     34

       Statements of Cash Flows                          35

  Notes to Consolidated Financial Statements             37

  Signatures                                             53

  Consent of Independent Auditors                        54








Report of Independent Auditors


The Shareholders and Board of Directors
Allegiance Banc Corporation
Bethesda,  Maryland



    We have audited the accompanying consolidated balance sheets of Allegiance Banc Corporation and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiance Banc Corporation and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                               /s/b/   Stegman & Company
                                       Stegman & Company

Towson,  Maryland
January 26,  1996




ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                          1995         1994
ASSETS
Cash and due from banks                               $ 6,133,309  $ 5,338,702
Federal funds sold                                      4,905,000    3,000,000
Investment securities:
 Available for sale-at fair value                      11,626,818    9,444,781
 Held to maturity-at amortized cost-fair
  value of $11,695,642 (1995) and $16,739,186 (1994)   12,053,560   18,564,708
Loans                                                  93,313,086   66,300,378
    Less: allowance for credit losses                  (1,041,433)  (1,030,895)
Loans - net                                            92,271,653   65,269,483
Premises and equipment - net                            1,626,089    1,530,210
Foreclosed real estate                                    791,596    1,306,556
Deferred income tax benefits                              360,386      930,644
Accrued interest receivable and other assets            1,331,213      941,110

                 TOTAL ASSETS                        $131,099,624 $106,326,194

LIABILITIES
Deposits:
    Non-interest bearing                              $21,837,223 $ 18,855,398
    Interest bearing                                   86,021,463   74,252,542
         Total deposits                               107,858,686   93,107,940
Short-term borrowings                                  10,005,971    1,393,573
Long-term borrowing                                     1,000,000    1,000,000
Accrued expenses and other liabilities                    604,666      246,416

                 Total liabilities                    119,469,323   95,747,929

SHAREHOLDERS' EQUITY
Common stock - $1 par value;
10,000,000 shares authorized and
1,695,863 shares issued and outstanding                 1,695,863    1,695,863
Surplus                                                10,640,337   10,640,337
Accumulated deficit                                      (590,139)  (1,417,881)
Net unrealized holding losses on securities              (115,760)    (340,054)
                 Total shareholders' equity            11,630,301   10,578,265

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $131,099,624 $106,326,194

See accompanying notes.


ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
                                              Years ended December 31,
                                           1995          1994         1993
INTEREST INCOME
Interest and fees on loans            $ 7,843,457   $ 5,222,903   $ 4,292,030
Interest and dividends on
   investment securities                1,510,842     2,301,519     2,652,012
Interest on federal funds sold            134,072       238,916       126,564
      Total interest income             9,488,371     7,763,338     7,070,606
INTEREST EXPENSE
    Interest on deposits                3,687,256     2,756,160     2,764,439
Interest on short-term borrowings         219,458        20,548         3,698
Interest on long-term borrowing            70,724        29,679             0


Total Interest expense                  3,977,438     2,806,387     2,768,137
NET INTEREST INCOME                     5,510,933     4,956,951     4,302,469
PROVISION FOR CREDIT LOSSES              (100,000)       70,000        90,000
NET INTEREST INCOME AFTER
    PROVISION FOR CREDIT LOSSES         5,610,933     4,886,951     4,212,469
OTHER OPERATING INCOME
  Service charges on deposit accounts     543,954       601,548       622,547
  Gain (loss) on sales of securities      152,449      (453,193)      259,355
  Gain on sale of fixed assets                  0         7,090             0
  Other income                            172,709        86,157       158,400
  Total other operating income            869,112       241,602     1,040,302
OTHER OPERATING EXPENSES
  Salaries and employee benefits        2,565,444     2,318,790     1,976,933
  Net occupancy and equipment expense   1,110,257       881,549       842,972
  Foreclosed real estate expense          156,381        23,523        59,951
  Director and committee fees             104,363       114,696       106,469
  FDIC insurance                          109,303       223,296       236,203
  Data processing expense                 151,591       100,689        96,407
  Advertising                             120,650       148,651        56,677
  Other insurance                          88,331        96,884        91,510
  Other expense                           807,963       706,742       670,521
  Total other operating expenses        5,214,283     4,614,820     4,137,643

INCOME BEFORE INCOME TAX
      EXPENSE (BENEFIT)                 1,265,762       513,733     1,115,128
INCOME TAX EXPENSE (BENEFIT)
net of tax benefit of operating
loss carry forward  of $199,824 for
1994 and $432,821 for 1993                438,020      (692,613)            0
NET INCOME                            $   827,742   $ 1,206,346   $ 1,115,128

NET INCOME, PER SHARE                       $ .49         $ .71        $  .66



See accompanying notes.


ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                   Net unrealized
                                                                    holding gains (losses)
                                 Common                Accumulated   on securities
                                  Stock     Surplus      Deficit       Available for Sale

Balances at January 1, 1993    $1,410,000  $10,628,000  $(3,456,887)      $ 0

    Net income                          0            0    1,115,128         0

Cumulative effect of the initial
application of Statement of Financial
Accounting Standards No. 115            0            0            0     565,943
Balances at December 31, 1993   1,410,000   10,628,000   (2,341,759)    565,943

6 for 5 stock split                     0            0     (282,200)          0

Fractional shares retired               0            0         (268)          0

Stock options exercised             3,663        12,337           0           0

    Net income                          0             0    1,206,346           0

Net change in unrealized holding gains
on available for sale securities,
net of taxes of $213,959                0             0            0   (905,997)
Balances at December 31, 1994   1,695,863    10,640,337   (1,417,881)  (340,054)
    Net income                          0             0      827,742          0

Net change in unrealized holding gains
on available for sale securities,
net of taxes of $86,579                 0             0            0          0
Balances at December 31, 1995 $ 1,695,863    10,640,337    $(590,139) $(115,760)

See accompanying notes.





ALLEGIANCE BANC CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years ended December 31,
                                                1995        1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $ 827,742   $ 1,206,346  $1,115,128
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision (reduction) for credit losses      (100,000)       70,000      90,000
Depreciation and amortization                 283,537       226,896     220,037
Loss on disposal of equipment                   8,795             0       3,477
Net gains on sales of securities             (152,449)            0    (259,355)
Net loss on sales of investment securities
    available for sale                              0       453,193           0
Deferred income taxes                         570,258      (692,613)          0
Net gain on sale of premises and equipment          0        (7,090)    (24,603)
(Increase) decrease in accrued interest
        receivable and other assets         (390,103)        11,250      66,922
Increase (decrease) in accrued expenses
        and other liabilities                358,250        (40,201)     (9,363)
Other - net                                 (184,228)      (452,182)   (389,042)
     Net cash provided by
       operating activities                 1,221,802       775,599      813,201
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale
 investment securities                     (3,241,031)    (8,845,752)          0
Proceeds from sales of available for sale
       investment securities                6,109,946     23,145,307           0
Proceeds from maturities and principal payments
of available for sale investment securities   706,733      2,796,006           0
Purchases of held to maturity
 investment securities                       (513,600)    (3,018,594)(31,936,986)
Proceeds from sales of held to maturity
    investment securities                           0              0  23,788,228
Proceeds from maturities and principal
    payments of held to maturity
    investment securities                    2,000,000     1,000,000   4,486,162
Net increase in loans                      (18,940,708)   (9,547,423) (2,670,655)
Purchase of loans                           (8,072,000)   (4,732,357)          0
Bank premises and equipment acquired          (388,211)     (743,349)    (83,302)
Proceeds from sale of foreclosed real estate   453,532             0           0
Proceeds from sales of premises and equipment        0         7,090       3,500
Net cash provided (used)
by investing activities                    (21,885,339)       60,928  (6,413,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits         14,750,746    (1,813,945)    222,973
Net increase (decrease) in
 short-term borrowings                       8,612,398     1,390,270    (144,489)
Proceeds from long-term borrowing                    0     1,000,000           0
Proceeds from sale of common stock                   0        15,732           0
Net cash provided by financing activities   23,363,144       592,057      78,484
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                         2,699,607    (1,428,584) (5,521,378)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                        8,338,702     6,910,118  12,431,496
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                            $11,038,309    $ 8,338,702 $6,910,118


Supplemental Cash Flow Information:
                                                1995           1994      1993
Interest paid                              $ 3,801,722    $ 2,786,814 $2,778,041

Income taxes paid                          $         0    $         0 $        0

Assets acquired in foreclosure             $         0    $ 835,609   $  220,947

Reclassification of available for sale
securities to held to maturity
(at estimated fair value)                 ($5,001,000)    $   810,000  $       0



See accompanying notes.




ALLEGIANCE BANC CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31,  1995,  1994 AND 1993


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting Policies
     The accounting and reporting policies of Allegiance Banc Corporation (the
Company) and its subsidiary, Allegiance Bank, N.A. (The Bank), are in conformity with generally accepted accounting principles and conform to general practices within the banking industry. Certain reclassifications have been made to conform the prior years' financial statements to the 1995 presentation. The following is a summary of significant policies:

    Principles of Consolidation
     The consolidated financial statements include the accounts of Allegiance
Banc Corporation and its subsidiary bank, Allegiance Bank, N.A., with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the books of the holding company on the basis of its equity in the net assets of the subsidiary.

    Nature of Operations
     The Company, through its subsidiary, provides a variety of banking services to businesses, professionals and individuals through seven branches located in Montgomery and Prince George's Counties in Maryland. Through its branch network, the Bank offers a variety of depository services and lending products such as commercial and commercial real estate loans, home equity loans and personal loans.

    Use of Estimates
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and the evaluation of real estate acquired in connection with foreclosures or in satisfaction of loans. Actual results could differ from those estimates.

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

    Allowance for Credit Losses
     The allowance for credit losses is increased by charges to income and decreased by chargeoffs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past credit loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

    Foreclosed Real Estate
     Real estate acquired through foreclosure of loans is carried at cost or fair value minus estimated costs of disposal, whichever is lower. Fair value is based on independent appraisals and other relevant factors. At the time of acquisition, any excess of the loan balance over fair value is charged to the allowance for credit losses. Gains and losses on sales of other real estate are included in non-interest income.

    Premises and Equipment
     Premises and equipment are stated at cost less accumulated depreciation and amortization computed predominantly by straight-line methods over the estimated useful lives of the properties. Expenditures for maintenance and repairs are charged to operations; expenditures for betterment are charged to the property accounts.

    Income Taxes
     Income taxes are based on income and expense amounts in the statement of income. Under the liability method, deferred taxes are determined based on the differences between the tax and financial bases of assets and liabilities and are measured at the enacted tax rates expected to be in effect at the time these differences reverse. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not."

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

2.  ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1995,  the Company adopted Statement of Financial
Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for
Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan -
Income Recognition Disclosures," respectively. These standards apply to loans that are considered impaired, where it is probable that the creditor will not collect all principle and interest payments according to the loan's contractual terms. Under SFAS No. 114, impaired loans must be measured utilizing methods that consider the present value of the expected future cash flows discounted at the loan's effective interest rate, observable market price of the loan or fair value of the collateral. If the measure of an impaired loan is less than the recorded investment, a valuation allowance must be established through a corresponding charge to provision for credit losses. The adoption of SFAS Nos.
114 and 118 did not have a material impact on the Company.

         Effective December 31, 1995,  the Company adopted SFAS No. 107,
"Disclosures About Fair Value of Financial Instruments," which requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practicable to estimate fair value. The adoption of SFAS No. 107 did not have a material impact on the Company.

3.  RESTRICTIONS ON CASH AND DUE FROM BANKS
         In accordance with Federal Reserve Board Regulation D, the Bank maintains reserve balances with the Federal Reserve Bank based on the overall levels of transaction account balances. The average amount of those reserve balances, net of vault cash, for the years ended December 31, 1995 and 1994 was $525,000 and $750,000, respectively.

4.  INVESTMENT SECURITIES

      The amortized cost and estimated fair values of securities available for sale are as follows:

                                                  1995
                                                  Gross     Gross     Estimated
                                    Amortized   Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
U.S. Treasury securities and
obligations of U.S. government
 agencies                           $ 5,113,967  $10,142  $ 4,694   $ 5,119,415
Mortgage-backed securities            5,884,113   16,164   42,474     5,857,803
Total debt securities                10,998,080   26,306   47,168    10,977,218
Equity securities                       649,600        0        0       649,600
Total available for sale            $11,647,680  $26,306  $47,168   $11,626,818


                                                   1994
                                                  Gross     Gross     Estimated
                                    Amortized   Unrealized Unrealized   Fair
                                       Cost       Gains      Losses     Value
U.S. Treasury securities and
obligations of U.S. government
 agencies                           $2,609,439   $     0  $  73,953  $ 2,535,486
Mortgage-backed securities            6,658,395        0    294,300    6,364,095
Total debt securities                 9,267,834        0    368,253    8,899,581
Equity securities                       545,200        0          0      545,200
Total available for sale             $9,813,034  $     0   $368,253  $ 9,444,781


    The amortized cost and estimated fair values of investment securities held to maturity are as follows:
                                                   1995
                                                  Gross     Gross    Estimated
                                    Amortized   Unrealized Unrealized   Fair
                                       Cost       Gains     Losses     Value
U.S. Treasury securities and
obligations of U.S. government
 agencies                          $ 6,718,405   $ 9,420   $ 78,433  $ 6,649,392
Mortgage-backed securities           4,821,590    14,810     302,650   4,533,750
Municipal bond                         513,565         0       1,065     512,500
Total held to maturity             $12,053,560   $24,230    $382,148 $11,695,642

                                                    1994
                                                   Gross     Gross     Estimated
                                     Amortized   Unrealized Unrealized   Fair
                                       Cost        Gains      Losses    Value
U.S. Treasury securities and
obligations of U.S. government
 agencies                          $18,564,708    $    0   $1,825,522 16,739,186


    The amortized cost and estimated fair value of debt securities at December
31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Available For Sale          Held To Maturity
                                            Estimated                Estimated
                               Amortized      Fair       Amortized     Fair
                                 Cost        Value         Cost       Value
Due in one year or less        $   99,980  $  100,492  $ 2,000,778  $ 2,000,215
Due after one year
through five years              4,017,367   4,017,580    2,000,170    1,988,616
Due after five years
through ten years                 996,620   1,001,343    3,231,022    3,173,061
  Total                         5,113,967   5,119,415    7,231,970    7,161,892
Mortgage-backed securities      5,884,113   5,857,803    4,821,590    4,533,750
Total debt securities         $10,998,080 $10,977,218  $12,053,560  $11,695,642

    Proceeds from sales of investments in mortgage backed securities were $3,725,177 in 1995, $10,619,963 in 1994 and $2,165,423 in 1993. Gross gains of $101,345 were realized on the 1995 sales, gross gains of $28,452 and gross losses of $483,224 were realized on the 1994 sales, and gross gains of $107,709 were realized on the 1993 sales. Proceeds from sales of investments in all other securities were $2,384,769 in 1995, $12,525,344 in 1994, and $21,622,805
in 1993. Gross gains of $51,104 were realized on the 1995 sales, and gross gains of $120,593 and gross losses of $119,014 were realized on the 1994 sales.
Gross gains of $204,784 and gross losses of $53,138 were realized on the 1993 sales.

    At December 31, 1995, available for sale securities with book and estimated fair values of $8,120,697 and $8,111,799, respectively; and held to maturity securities with book and estimated fair values of $7,963,045 and $7,634,370, respectively, were pledged as collateral for certain short-term borrowing as required or permitted by law.

    In November 1995, the Financial Accounting Standards Board issued a Special
Report, "A Guide to Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities." The Report announced a one-time window of opportunity for the reassessment and reclassification of securities categorized as held to maturity. On December 18, 1995, the Company transferred some securities previously classified as held to maturity to the available for sale classification. The amortized cost of those securities transferred was $5,015,000 and the estimated fair value was $5,01,000 on that date, resulting in an increase of $14,000 in the net unrealized holding losses on available for sale securities. This transfer increased the available for sale portfolio providing additional flexibility for liquidity and interest rate risk management.

5.  LOANS AND ALLOWANCE FOR CREDIT LOSSES
    At December 31, 1995 and 1994,  loans were as follows:
                                         1995                1994
Real estate construction            $ 1,718,842         $   819,550
Real estate mortgage                 57,506,977          34,624,588
Commercial and financial             26,192,814          21,937,700
Loans to individuals                  7,831,453           8,918,540
   Total loans                      $93,313,086         $66,300,378

    The composition of fixed and variable rate loans as of December 31, 1995 and 1994 was as follows:
                                          1995                1994
Variable rate                        $52,884,195         $39,123,661
Fixed rate                            40,428,891          27,176,717
                                     $93,313,086         $66,300,378

    Changes in the allowance for credit losses for 1995, 1994 and 1993 were as follows:

                                       1995          1994          1993
Balance at January 1                $1,030,895    $1,174,964    $1,474,006
Provision charged to
operating expenses                    (100,000)       70,000        90,000
Recoveries                             133,760       120,147        97,432
Loans charged off                      (23,222)     (334,216)     (486,474)
Balance at December 31              $1,041,433    $1,030,895    $1,174,964

    Nonaccrual loans totaled $326,516,  $1,043,260 and $1,386,529  at December
31, 1995, 1994 and 1993, respectively. If interest on these loans had been accrued, such income would have approximated $33,000, 76,000, and $158,000 for 1995, 1994 and 1993, respectively.

    In accordance with SFAS Nos. 114 and 118, "Accounting by Creditors for
Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan -
Income Recognition and Disclosures," the Company has identified certain loans as impaired at year end 1995. The recorded investment of impaired loans totaled
$326,516 at December 31, 1995. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $887,000. For the year ended December 31, 1995, the Company recognized interest income on impaired loans of $54,000, representing interest received under the cash basis method of income recognition. The total allowance for credit losses related to these loans was $29,000 at period end.

6.  PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31, 1995 and 1994:

                                       1995                1994
    Leasehold improvements          $1,717,894          $1,149,060
    Equipment                        1,326,759           1,795,046
                                     3,044,653           2,944,106
    Accumulated depreciation
    and amortization                (1,418,564)         (1,413,896)
    Premises and equipment - net    $1,626,089          $1,530,210

    The Bank rents certain bank premises under lease agreements, the initial terms of which range from 5 to 15 years. In addition to minimum rentals, the leases have escalation clauses based upon price indices and include provisions for additional payments to cover taxes, insurance and maintenance. Total rental expense for 1995, 1994 and 1993 was $612,278, $512,595 and $487,485,
respectively.

    At December 31, 1995,  the aggregate minimum net rental commitments under noncancelable operating leases on bank premises are as follows:
                                                    Minimum
                                                    Rentals
          1996                                  $   594,719
          1997                                      596,303
          1998                                      611,608
          1999                                      602,748
          2000                                      517,954
          Thereafter                                690,854
              Total                              $3,614,186

    A portion of the Bank's main facility is occupied by a sub-tenant under a lease which commenced in November 1994 and expires September 1999. Annual rent under the lease is $42,120. Additionally, the sub-tenant shares in the operating expenses of the facility.

7.  DEPOSITS
    Included in interest bearing deposits are certificates of deposit in denominations of $100,000 or more which totaled $13,905,058 and $12,115,424 at December 31, 1995 and 1994, respectively.

    Interest on deposits for the years ended December 31, 1995,  1994 and 1993 consisted of the following:
                                               1995         1994       1993
Certificates of deposit ($100,000 or more) $  797,849  $  573,261  $  590,185
Other time deposits                         1,446,159     758,017     834,064
Other interest bearing accounts             1,445,135   1,424,882   1,340,190
Total interest on deposits                 $3,689,143  $2,756,160  $2,764,439

8.  SHORT-TERM BORROWINGS
    Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings represent funds acquired for short-term liquidity needs. Federal funds purchased mature on the business day after execution.
Selected balances and rates are as follows:

Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings:
                                                  1995          1994
    Maximum month-end balance                 $10,005,971    $1,736,915
    Average daily balance                       8,133,969       676,975
    Amount outstanding at December 31          10,005,971     1,393,573
    Average rate during the year                      5.64%        3.04%
    Average rate at December 31                       5.59%        4.37%

9.  LONG-TERM BORROWING
    Long-term borrowing consists of an advance from the Federal Home Loan Bank of Atlanta which matures August 1, 1998. The interest rate on the long-term borrowing is fixed at 7.12 percent. Collateral for this borrowing consists of U.S. government agency securities with book values and estimated fair values of $2,000,000 and $1,785,000, respectively, as of December 31, 1995.

10.  INCOME TAXES
    Applicable income taxes for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                    1995        1994       1993
Current
 Federal                         $       0   $       0    $        0
 State                                   0           0             0
   Total current                         0           0             0
Deferred
 Federal                           353,380    (567,075)            0
 State                              84,640    (125,538)            0
   Total deferred                  438,020    (692,613)            0
   Total income tax expense       $438,020   $(692,613)    $       0


    Components of deferred income taxes for the years ended December 31 1995,
1994 and 1993 were as follows:
                                    1995           1994        1993
Provision for credit losses      $ 46,217      $(115,618)   $140,202
Loan fees and costs                36,168       (100,704)    (36,024)
Depreciation                        4,399        (54,220)     (8,631)
Loan income                        23,583        (29,216)     (5,952)
Net operating loss carryforward   335,709       (368,310)    (89,595)
Other                              (8,056)       (24,545)          0
                                 $438,020      $(692,613)    $145,328

    The net deferred tax assets at December 31, 1995, are expected to be realized through expected future taxable income. The Company has a federal net operating loss carryforward of approximately $150,100 which expires in 2007 and may be used to offset future tax liability.

    The valuation allowance for deferred tax assets decreased by $675,209 in 1994 due to the Company's ability to realize more tax benefits as a result of higher taxable income than previously anticipated for 1994 and future years.
The increased level of projected future taxable income reflects the Company's improved earnings capacity. A reconciliation between actual tax expense and taxes computed at the statutory rate for the years ended December 31, 1995, 1994 and 1993 is as follows:

                           1995             1994             1993
                                 Percent          Percent         Percent
                                of Pretax        of Pretax       of Pretax
                        Amount   income   Amount  income   Amount income

Tax computed at
statutory rate         $430,359   34.0%  $174,669  34.0%  $379,144  34.0%
State income taxes net
of federal income
tax benefit              53,037    4.3%    23,905   4.7%    53,677   4.4%
Utilization of net
operating loss
carryforward                  0      0%         0     0%  (432,821) (38.4%)

Tax exempt interest     (67,362)  (5.3%)   (3,694)  (.7%)        0      0%
Non-deductible expenses  12,610     .9%     4,944    .9%         0      0%
Recognition of
deferred tax asset            0      0%  (892,437)(173.7%)       0      0%
Other, net                8,376     .7%         0      0%        0      0%
Actual tax expense
 (benefit)             $438,020   34.6% $(692,613)(134.8%) $     0      0%

  The tax effects of each type of significant item that gave rise to deferred income taxes as of December 31 were as follows:

                                              1995           1994
 Deferred tax assets:
     Provision for credit losses            $ 69,401       $115,618
     Loan fees and costs                      64,536        100,704
     Loan income                               5,633         29,216
     Depreciation                             49,821         54,220
     Unrealized holding losses on investment
      securities available for sale           72,836        213,959
     Net operating loss carryforward          56,673        392,382
     Other                                    41,486         24,545
     Total deferred tax assets              $360,386       $930,644

11.  PROFIT SHARING PLAN

   The subsidiary bank has a 401(k) profit sharing plan covering all employees who meet certain service requirements. Contributions made to the plan for the years ended December 31, 1995, 1994 and 1993 were $39,382, $26,787 and,
$37,045,  respectively.

12.  STOCK OPTIONS AND WARRANTS
    In 1994, the Company renewed a five-year stock option plan providing for the periodic granting of options to certain employees to purchase shares of the
Company's stock.  Under the terms of the plan, 78,000 unissued shares have been allocated for this purpose.  Options are exercisable at a price at least equal to the fair market value at the date of the grant and expire not later than five years from the date of the grant. As of December 31, 1995, options granted under the plan are as follows:
                              Price
                 Number        Per          Year
              of Shares       Share       Expires
                  6,900        6.67        1996
                  4,080        3.33        1997
                 17,100        5.00        1998
                 21,480        6.67        1999
                 23,500        6.50        2000
                 73,060

    At December 31, 1995,  the Company had outstanding warrants to purchase
137,000 shares of the Company's common stock at an average price of $5.38 per share, adjusted for splits, expiring in 1999 and 2000.

13. RELATED PARTY TRANSACTIONS
    In the ordinary course of business, loans are made to officers and directors of the Company and its subsidiary. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with outsiders and are not considered to involve more than the normal risk of collectibility.

    For the years ended December 31, 1995,  1994 and 1993 an analysis of such aggregate loans is as follows:
                                     1995           1994         1993

  Balance at January 1           $3,329,604     $2,990,545    $3,209,821
  New loans                       3,781,542      2,895,727     1,567,758
  Repayments                     (3,535,928)    (2,556,668)   (1,787,034)
  Balance at December 31         $3,575,218     $3,329,604    $2,990,545



14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
  In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and purchase commitments.

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

                                                   Contract Amount
                                                   1995        1994
    Financial instruments whose contract
     amounts represent credit risk:
      Commitments to extend credit             $19,855,858  $13,654,007
      Standby letters of credit                  1,218,710      568,438


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS
    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments,"
requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used,including the discount rate and estimates of future cash flows.  In that regard,  the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating the fair value for its financial instruments as defined by SFAS No. 107:
    o   Cash and due from banks:   The carrying amount approximates fair value.
    o   Federal funds sold:   The carrying value approximates fair value.
    o   Investment securities available for sale and held to maturity:   Fair
        values are based on published market prices or dealer quotes.
    o   Loans:   For loans with short-term or variable characteristics, such as home equity or personal lines of credit and variable-rate commercial and real estate loans, the carrying value approximates fair value.  This amount excludes any value related to account relationship.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar characteristics.
    o   Interest receivable and interest payable:   The carrying amount
        approximates fair value.
    o   Noninterest-bearing deposits:   The fair value of these instruments, by
        the SFAS No. 107 definition, is the amount payable at the reporting date.
    o   Interst-bearing deposits:   The fair value of demand deposits, savings
        accounts and money market deposits with no defined maturity, by SFAS
        No. 107 definition, is the amount payable on demand at the reporting date.  The fair value of certificates of deposit is estimated by discounting the future cash flows using rates at which similar deposits would be made.


    At December 31, 1995, the Company had outstanding letters of credit and commitments to extend credit of $1,218,710 and $19,855,858, respectively. The fair value of these off-balance-sheet financial instruments, based on fees that would be charged to enter similar arrangements, is immaterial.

    The estimated fair values of the Company's financial instruments required to be disclosed under SFAS No. 107 are as follows:


Assets:                                      Carrying Amount  Fair Value
Cash and due from banks                         $ 6,133,309  $ 6,133,309
Federal funds sold                                4,905,000    4,905,000
Investment securities available for sale         11,626,818   11,626,818
Investment securities held to maturity           12,053,560   11,695,642
Loans (net)                                      92,271,653   91,308,000
Interest receivable                                 847,884      847,884

Liabilities:
Noninterest-bearing deposits                     21,837,223   21,837,223
Interest-bearing deposits                        86,021,463   86,296,000
Interest payable                                    380,636      380,636

16.   RESTRICTIONS ON DIVIDENDS
    The Bank is subject to certain requirements imposed by federal banking statutes and regulations. These requirements, among other things, establish minimum levels for capital and restrict the amounts of dividends that can be distributed. Currently no dividends may be paid by the Bank without approval by the Office of the Comptroller of the Currency.


17. CONSOLIDATED QUARTERLY SUMMARY OF OPERATIONS (UNAUDITED)


                                    1995                           1994

                        FOURTH THIRD   SECOND  FIRST   FOURTH  THIRD   SECOND    FIRST
                       QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER  QUARTER   QUARTER

(Dollars in Thousands, except per share data)

INTEREST INCOME         $2,546 $2,480$2,345 $2,117 $2,066$1,946$1,846 $1,905
INTEREST EXPENSE         1,100  1,049   978    840    785   711   649    661
NET INTEREST INCOME      1,446  1,421 1,367  1,277  1,281 1,235 1,197  1,244
PROVISION FOR CREDIT LOSSES  0      0     0   (100)     0     0    10     60
NET INTEREST INCOME AFTER
PROV FOR CREDIT LOSSES   1,446  1,421 1,367  1,377  1,281 1,235 1,187  1,184
OTHER INCOME               358    234   233    144   (368)  196   199    214
OTHER EXPENSES           1,355  1,220 1,246  1,393  1,307 1,093 1,136  1,079
INCOME (LOSS) BEFORE
 INCOME TAXES              349    435   354    128   (693)  338   250    319
INCOME TAX EXP (BENEFIT)   120    152   122     44      0     0     0      0

NET INCOME              $  229 $  283 $ 232 $   84  $ 299 $ 338 $ 250  $ 319

PER SHARE DATA
 AVERAGE COMMON
  SHARES OUTSTANDING     1,696  1,696 1,696  1,696  1,693 1,693 1,693  1,410

  NET INCOME            $.13    $.17   $.14  $.05    $.17  $.20 $.15   $.19
  DIVIDENDS                0       0      0     0       0     0    0      0

MARKET PRICE
 HIGH                   11.00  7.88    7.50   8.00    9.00   8.50 9.00  8.50
 LOW                     6.88  6.50    6.50   6.50    7.75   6.50 6.13  6.50


18.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Allegiance Banc Corporation (parent company only) is as follows:


CONDENSED BALANCE SHEETS

                                                          December 31,
                                                     1995            1994
ASSETS
Cash                                           $     58,865       $ 100,247
Investment securities available for sale            461,820         453,042
Loans                                                88,200          95,125
Investment in subsidiary                         10,951,178       9,867,774
Deferred income tax benefits                         68,553          55,155
Other assets                                         10,270          12,479

      TOTAL ASSETS                              $11,638,886     $10,583,822

LIABILITIES
Other liabilities                               $    8,585      $     5,557

SHAREHOLDERS' EQUITY
Common stock                                      1,695,863       1,695,863
Surplus                                          10,640,337      10,640,337
Accumulated deficit                                (590,139)     (1,417,881)
Net unrealized holding gains
 on securities available for sale                  (115,760)       (340,054)


       Total shareholders' equity                 11,630,301     10,578,265

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $11,638,886    $10,583,822

CONDENSED STATEMENTS OF INCOME

                                               Years ended December 31,
Income:                                    1995        1994          1993

Taxable interest income               $   39,529  $    46,217   $    44,927
Other operating income                         0           51             0
Total income                              39,529       46,268        44,927
Interest and other expenses              124,698      137,959        86,816

Loss before equity in
  income of subsidiary                   (85,169)     (91,691)      (41,889)
Equity in income of subsidiary           883,953    1,266,862     1,157,017

Net income before income tax benefit     798,784    1,175,171     1,115,128

Income tax benefit                       (28,958)     (31,175)             0

Net income                            $  827,742   $ 1,206,346   $ 1,115,128


CONDENSED STATEMENTS OF CASH FLOWS

                                           Years ended December 31,
                                               1995        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    827,742   $ 1,206,346  $1,115,128
 Equity in income of subsidiaries            (883,953)   (1,266,862) (1,157,017)
 Decrease in other assets                       4,876        10,053       2,385
 Increase (decrease) in other liabilities       3,028          (916)      3,815
Net cash used by operating activities         (48,307)      (51,379)    (35,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal
  payments of available for sale
  investment securities                             0        120,265    205,277
 Purchases of available for sale
  investment securities                             0        (99,953)  (300,000)
 (Increase) decrease in loans                   6,925        (95,125)   200,000
Net cash provided (used) by
 investing activities                         (74,813)       (74,813)   105,277

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                  0         15,732         0

NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS                     (41,382)      (110,460)   69,588

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                           100,247       210,707   141,119

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                             $    58,865    $  100,247 $ 210,707





                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ALLEGIANCE BANC CORPORATION



  By: /s/b/   Leonard L. Abel
       Leonard L. Abel
       Chairman of the Board

  Date:  March 27 , 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signatures                   Title                          Date


 /s/b/   Leonard L. Abel      Director and
(Leonard L. Abel)             Chairman of the Board         March 27,  1996



                               Director                     March     ,1996
(Dudley C. Dworken)


                               Director                     March  ,1996
(William A. Koier)


 /s/b/   Ronald D. Paul       Director and                  March  27, 1996
(Ronald D. Paul)              President
     (Principal Executive Officer)

                                                            Director  March     ,1996
(Thomas L. Phillips)


 /s/b/   Charles V. Joyce III                               Vice President and  March 27,  1996
(Charles V. Joyce III)        Chief Financial Officer
    (Principal Financial Officer)



Exhibit 23


Consent of Independent Auditors


   We hereby consent to the incorporation by reference in this Form 10-K of Allegiance Banc Corporation for the year ended December 31, 1995 of our report dated January 26, 1996, relating to the consolidated financial statements of Allegiance Banc Corporation and Subsidiary.


                                       /s/b/   Stegman & Company
                                               Stegman & Company

Towson,  Maryland
March 26,  1996


















