Form 10-Q
period 1996-03-31
ALLEGIANCE BANC CORPORATION
filed 1996-05-21
CIK 807522

FORM  10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.   20549


For Quarter Ended           March  31,  1996

Commission file number      0-16706


                            Allegiance Banc Corporation

    (Exact name of registrant as specified in its charter)

       Delaware                            52-1494123
    (State or other jurisdiction of     (IRS employer identification)
     Incorporation or organization)



     4719 Hampden Lane, Bethesda, MD  20814
    (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)  656-5300



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


 Common Stock, $1.00 par value                  1,727,563 shares
        Class                           Outstanding at March 31, 1996

                 ALLEGIANCE BANC CORPORATION



                                           INDEX

                                                        Page
                                                       Number


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

     Consolidated Balance Sheets
     March 31, 1996 and December 31, 1995
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .3

     Consolidated Statements of Income
     Three months ended March 31, 1996,  and 1995
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .4

     Consolidated Statements of Cash Flows
     Three  months ended March 31, 1996  and 1995
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . .5

     Note to Financial Statements . . . . . . . . . . . . . 6

 Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations . . . . . . . . . .  7


PART II.  OTHER INFORMATION. . . . . . . . . .             14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 15
                 ALLEGIANCE BANC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                  (Unaudited) (In thousands)
                             March  31,          December 31,
                                   1996                  1995
             ASSETS
Cash and due from banks        $  7,052              $  5,448
Federal funds sold and
   interest earning balances      9,867                 5,590
Investment securities:
  Available for sale-at
  fair value                     11,411                11,627
  Held to maturity-at
  amortized cost (fair value
  was $11,594 at 3/31/96 and
  $11,696 at 12/31/95)           12,053                12,054
Loans  (including loans held
  for sale at  March 31, 1996
  in the amount of $2,680)       94,913                93,313
   Less:  Allowance for credit
   losses                        (1,007)               (1,041)
Loans, net                       93,906                92,272
Premises and equipment, net       1,574                 1,626
Foreclosed real estate, net         792                   792
Accrued interest receivable
  and other assets                1,435                 1,690
        TOTAL ASSETS           $138,090              $131,099

 LIABILITIES
Deposits:
  Noninterest bearing          $ 20,776              $ 21,837
  Interest bearing               91,942                86,022
        Total deposits          112,718               107,859

Short-term borrowing             11,854                10,005
Long-term borrowing               1,000                 1,000
Other liabilities                   507                   605
        Total liabilities       126,079               119,469

SHAREHOLDERS' EQUITY
Common Stock-$1.00 par value      1,728                 1,696
              3-31-96    12-31-95
Authorized  10,000,000  10,000,000
Issued       1,727,563   1,695,863
Surplus                          10,793                10,640
Accumulated deficit                (311)                 (590)
Net unrealized holding
   losses on Securities
   available for sale              (199)                 (116)
 Total shareholders' equity      12,011                11,630
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY         $138,090              $131,099
               ALLEGIANCE BANC CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited) (In thousands, except per share data)

                                                   Three Months
                                                  ended March 31,
                                               1996             1995
Interest Income
  Interest and fees on loans                $ 2,226         $  1,650
  Interest and dividends on investments         309              438
  Interest on federal funds sold                 32               29
    Total interest income                     2,567            2,117

Interest Expense
  Interest on deposits                          946              804
  Interest on short-term borrowing              114               19
  Interest on long-term borrowing                18               17
    Total interest expense                    1,078              840
Net Interest Income                           1,489            1,277

(Benefit) Provision for credit losses             0             (100)

Net Interest Income After (Benefit)
  Provision for Credit Losses                  1,489           1,377

Other Operating Income
  Service charges on deposit accounts            194             120
  Other income                                    40              24
    Total other operating income                 234             144

Other Operating Expense
  Salaries and employee benefits                 613             641
  Net occupancy and equipment expense            302             241
  Foreclosed real estate expense                   9             115
  Other expense                                  371             396
    Total other operating expense              1,295           1,393

Income Before Income Taxes                       428             128
Applicable income tax expense                    148              44

Net Income                                 $     280       $      84

Per share information:
  Net Income                               $    0.16       $    0.05

  Dividends                                $      -0-      $      -0-


           ALLEGIANCE BANC CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)(In thousands)

                                             Three months ended March 31,
                                                  1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                      $   280       $    84
Noncash items included in net income:
 Benefit) Provision for credit losses                 0          (100)
 Depreciation and amortization                       75            62
 Decrease (increase) in accrued interest
    receivable and other assets                     257           156
 Increase (decrease) in other liabilities           (98)          101
 Other-net                                           27           223
    Net cash provided by operating activities       541           526

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of investment securities                 (73)            0
 Proceeds from maturities and principal payments
   of investment securities                         143           152
 Net (increase) decrease in loans                (1,600)       (1,383)
 Bank premises and equipment purchased              (23)         (107)
   Net cash (used) provided by
      investing activities                       (1,553)       (1,338)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in deposits              4,859         1,354
 Net increase in short-term borrowing             1,849           258
 Sale of common stock                               185             0
   Net cash provided by financing activities      6,893         1,612

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                           5,881           800

 CASH AND CASH EQUIV. , BEG.  OF PERIOD          11,038         8,339

 CASH AND CASH EQUIV. , END OF  PERIOD         $ 16,919      $  9,139

                 ALLEGIANCE BANC CORPORATION
                 NOTE TO FINANCIAL STATEMENTS


Note


1. In the opinion of management, the accompanying unaudited consolidated financial statements for March 31, 1996, and December 31, 1995, contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements present the financial condition of Allegiance Banc Corporation (the Company) and its wholly owned subsidiary, Allegiance Bank, N.A. (the Bank), as of March 31, 1996, and December 31, 1995, and the results of operations and cash flows for the first quarters of 1996 and 1995.

                                   FINANCIAL CONDITION

      During the first three months of 1996, total assets increased by
5.3 percent, from $131.1 million to $138.1 million. Short term investments in federal funds sold and interest earning balances increased by $4.3 million to $9.9 million at March 31, 1996, while loans increased during the period by $1.6 million, or 1.7 percent and now stand at $94.9 million. The growth in total assets was funded by deposit increases of $4.9 million, as well as short-term borrowing increases of $1.8 million.

     Cash balances and federal funds sold increased by $5.9 million in the period as some of the funds from increased deposits were yet to be deployed. Federal funds sold and investment securities available-for-sale represent liquidity available for the Bank's use.

     As of March 31, 1996, outstanding loan balances were $94.9 million compared to $93.3 million at December 31, 1995, which was an increase of 1.7 percent. At March 31, 1996, the Bank had approximately
$2.7 million of loan commitments which were expected to funded in the near future. Also at March 31, 1996, the Bank had approximately $2.7 million of loans held for sale.

     The investment portfolio decreased by a nominal $0.2 million during the first three months of 1996. This net decrease was the result of principal repayments in mortgage backed securities, a reduction in the market value of available for sale securities, and the purchase of additional shares of stock in the Federal Home
Loan Bank of Atlanta and the Federal Reserve Bank of Richmond.
The change in the market value recorded for available for sale securities amounted to approximately $138 thousand in the quarter ended March 31, 1996. The unrealized loss in the held-to-maturity portfolio now stands at $463 thousand compared to $356 thousand at December 31, 1995. The net unrealized holding losses represent a reduction in the market value of investment securities.
Investment securities continue to be primarily in U.S. Treasury and U.S. Government Agency obligations which do not represent a credit risk. As of March 31, 1996, held to maturity investment securities included $1.1 million in bank qualified, tax-exempt municipal bonds.
     Premises and equipment had a net decrease of $52 thousand in the first three months of 1996, reflecting depreciation and amortization of $75 thousand and equipment purchases of $23 thousand.

     Deposits increased by $4.9 million, or 4.5 percent, in the first three months of 1996, and now stand at $112.7 million, up from $107.9 million at year-end 1995. A $1.0 million decline in demand deposits was more than offset by an $5.2 million increase in certificates of deposit balances. Money market and NOW accounts increased by a combined $0.8 million during the period. The Bank successfully introduced telephone banking, a new sweep product, and computer banking in 1995.
These new products and the opening of the Bank's seventh branch in Silver Spring, Maryland, are contributing to further deposit growth and providing business and association customers with more sophisticated tools to manage their businesses. The ability to provide these products is a result of the Bank's conversion to a new computer system which was completed in early 1995.

     Long-term borrowing remained unchanged at $1.0 million. These funds were borrowed in 1994 to fund a specific loan. This borrowing is a secured advance from the Federal Home Loan Bank of Atlanta, matures in August 1998, and carries a rate of 7.12 percent.

     Shareholders' Equity increased in the first quarter of 1996 by $382 thousand, as a result of $280 thousand in net earnings, an $83 thousand decrease in the market value of investment securities available-for-sale, and $185 thousand from the issue of common stock to employees exercising stock options.


                        RESULTS OF OPERATIONS

     The Company recorded net income of $280 thousand, or $.17 per share for the three months ended March 31. These results compare to net income of $84 thousand, or $.05 per share for the three months ended March 31, 1995.
In 1995, pre-tax earnings were held down by non-recurring expenses associated with a conversion to a new computer system. There were no securities gains recorded in the first quarter of 1996 or 1995.

    There was no provision for credit losses recorded in the first quarter of 1996 or 1995. In the first quarter of 1995, however, the Company recorded a $100 thousand credit to the provision for credit losses, and a established a $100 thousand valuation allowance for foreclosed real estate.

             NET INTEREST INCOME

     Net interest income for the first quarter of 1996 was $1.489 million, an increase of 16.6 percent over the $1.377 million earned in the first quarter of 1995. Interest income for the first three months of 1996 included
$11 thousand of interest collected that had been charged-off  in prior years.

     The Bank's net interest rate spread during the first three months of 1996 was 4.24 percent compared to 4.40 percent in 1995. The net interest margin, or net interest income as a percent of average earning assets, was 5.13 percent in the first three months of 1996, compared to 5.22 percent in 1995. The decrease in the net interest margin in 1996 was due primarily to the higher cost of funds in 1996 for short term borrowing and certificates of deposit issued at higher rates during 1995. The cost of funds has been dropping, and will continue to drop, as certificates of deposit are renewed or replaced at lower rates, and short term borrowings are being reduced. The percentage of average earning assets in loans in the first quarter increased to 77 percent in 1996 from 68 percent in 1995 providing a positive impact on the net interest margin. Overall, during the first quarter of 1996, the yield on earning assets increased to 8.76 percent from 8.73 percent in 1995, while the rate paid on interest bearing liabilities increased by 22 basis points to 4.52 percent in 1996 from 4.33 percent in 1995. The increase in the rates paid on interest-bearing liabilities was reflected in a 15 basis point rise in CD rates, while rates paid on money market deposit accounts and NOW accounts declined in 1996 compared to 1995.

                         PROVISION FOR CREDIT LOSSES

     The Bank maintains an allowance for credit losses to absorb losses which could occur in the loan portfolio. The provision for credit losses is a charge to earnings to maintain the allowance at an adequate level. On a quarterly basis, management conducts a review of the loan portfolio, evaluating factors such as historical loss experience, historical delinquency, portfolio trends in composition, collateral and industry concentrations, peer bank loss and delinquency experience, credit commitments, economic trends, effectiveness of loan policies and procedures, and an individual analysis of loans classified as Substandard and Doubtful to determine probability of loss based on collateral, restructuring and alternative repayment sources. Between reviews, events may occur which dictate immediate adjustments to the allowance, and these are addressed as required. No provision for possible credit losses was recorded in the first quarter of 1996 or 1995.

     However, during the first quarter of 1995, management reduced the Allowance for Credit Losses by $100 thousand. At the same time, there was a corresponding transaction to establish a reserve for the Bank's Foreclosed Real Estate. When appropriate, Bank accounting rules recommend the establishment of a specific reserve for possible losses on Foreclosed Real Estate. The transfer from the allowance for credit losses was possible because internal and external analysis indicated that the Bank had sufficient reserves for the loan portfolio. The Bank had $12 thousand of net recoveries added to the Allowance for Credit Losses during the first three months of 1995, while there were net chargeoffs of $34 thousand in the first quarter of 1996.

   Foreclosed Real Estate was unchanged at $792 thousand at March 31, 1996 and December 31, 1995.

    At March 31, 996, the Allowance for Credit Losses was $1.007 million, or 1.06 percent of loans, compared to $1.114 million at December 31, 1995.

     Credit quality continues to improve at the Bank, as reflected in a decline in past-due credits. There were no loans past-due 90 days or more at March 31, 1996. or at December 31, 1995. Non-accrual loans totaled $267 thousand at March 31, 1996. This was a decline from $327 thousand at the end of 1995. Loans secured by real estate account for $234 thousand of the total non-accrual loans at March 31, 1996. The remaining loan is a commercial loan of $33 thousand.

                            NON-INTEREST INCOME

     Non-interest income for the first three months of 1996 was $234 thousand, compared to $144 thousand in the first quarter of 1995. There were no securities gains in the first quarter of 1996 or 1995. Service charges on deposit accounts increased by $74 thousand or 62 percent to $194 thousand in the first quarter of 1996 compared to $120 thousand in the corresponding period of 1995.

                            NON-INTEREST EXPENSE

     Non-interest expense for the first three months of 1996 was $1.295 million, down 7 percent, compared to $1.393 million in the first three months of 1995. $100 thousand of this decrease was related to the foreclosed real
estate reserve recorded in 1995.   Although the Bank has added lending
officers and branch staff, and opened a new branch in June 1995, salaries and employee benefits expenses during the first quarter of 1996 were $28 thousand less than the corresponding period of 1995. In the first quarter of 1995, there were approximately $30 thousand of non-recurring expenses due to severance payments when staff reductions were made to coincide with the completion of the conversion to a new computer system.

     Occupancy and equipment expenses rose 25 percent from $241 thousand for the first three months in 1995 to $302 in 1996. These increases were due to opening a new branch office in Silver Spring, and communication and computer equipment purchased for the Bank's conversion to a new computer system.

     Other expenses decreased by a net $24 thousand during the first three months of 1996 reflecting non-recurring expenses incurred in the first quarter of 1995 relating to consulting and ATM expenses incurred as a result of the computer conversion. Otherwise, increases in consulting services, advertising, and data processing expenses were largely offset by decreases in insurance expense and the FDIC insurance rate reduction.

                               INCOME TAXES

     In the first three months of 1996 the Company recorded tax expense of $148 thousand compared to $44 thousand in 1995. The effective tax rate was approximately 34.6 percent in 1996 and 34.4 percent in 1995, compared to a statutory rate of 38.62 percent in each period. Certain loans and investment securities are exempt, in whole or in part, from federal and state income taxes, thereby reducing the Company's effective tax rate. The Company plans to acquire additional tax advantaged assets during 1996 to further manage and reduce the effective tax rate.




                             CAPITAL REQUIREMENTS

     Risk based capital requirements require banks and bank holding companies to maintain minimum ratios of capital to risk-weighted assets and off-balance sheet credit arrangements. Total capital is classified into two tiers, referred to as Tier 1 and Tier 2. The Bank's Tier 1 capital is composed of common stockholders' equity, while Tier 2 capital includes the allowance for credit losses. For bank holding companies with assets of less than $150 million, the risk-based capital guidelines generally are applied on a bank-only basis.

     The regulatory minimums for the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratios are 4.0 percent and 8.0 percent, respectively. At March 31, 1996, the Bank was well in excess of regulatory minimums with the Tier 1 ratio at 11.32 percent and the total risk-based capital ratio at 12.57 percent. At December 31, 1995, the corresponding apital ratios were 11.39 percent and 12.64 percent. The decrease reflects the loan growth that the Bank has experienced during the quarter.

     The Bank's leverage ratio, another regulatory capital measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0 percent, with most institutions required to maintain a ratio of at least 4.0 percent to 5.0 percent, depending upon risk profiles and other factors. At March 31, 1996, the Bank's leverage ratio was 8.88 percent.

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

     The Bank's liquidity sources and needs are measured on a monthly basis and forecast six months. The analysis includes a review of current and future loan demand, and anticipated deposit growth or contraction. At March 31, 1996, the Bank's liquidity sources were 1.8 times anticipated liquidity needs, which is in excess of the established management guidelines of 1.5 times anticipated liquidity needs.

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

     Management strives to forecast far enough into the future so they can fine-tune the earning assets and liabilities to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15 percent, either positive or negative, for the various periods measured. At March 31, 1996, the Bank had a cumulative negative gap out to one year of 8.93 percent of earning assets.

     The following table presents the Bank's gap measurements as of
March 31, 1995,   (in thousands of dollars).
                            0-3        3-6        6-12
                          MONTHS     MONTHS     MONTHS   1-5 YRS    5 YRS
RATE SENSITIVE
    ASSETS
Investment Securities      6,877        829      5,266     5,416    4,042
Loans                     55,038      3,415      2,078    25,428    8,868
Federal Funds Sold         9,867
                       ---------    -------     -------   -------  -------
  TOTAL                   71,782      4,244      7,344    30,844   12,910

RATE SENSITIVE
  LIABILITIES
NOW Accounts              11,622
Money Market              34,973
CDS                       11,525      4,396     21,350     8,301      141
Other Borrowing           10,854                           1,000
                        --------    -------     -------  --------  -------
  TOTAL                   68,974      4,396     21,350     9,301      141
 -------------------------------------------------------------------------
Cumulative Gap             2,808      2,656    (11,350)   10,193   22,962
 =========================================================================

Ratio of cumulative gap
 to earning assets         2.21%      2.09%     -8.93%     8.02%   18.06%




                                 PART  II

                            OTHER  INFORMATION


Items 1 through 6(b)


Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.

     Subsequent to March 31, 1996,   on April 22, 1996,  the Company
announced that the Boards of Directors of F&M National Corporation, Winchester, Virginia, and Allegiance Banc Corporation had agreed to a definitive agreement for the affiliation of the Company with F&M
National Corporation.   A current report on FORM 8-K was filed with
the Securities Exchange Commission on April 30, 1996.


                       ALLEGIANCE BANC CORPORATION

                                       SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Allegiance Banc Corporation
    (Registrant)


DATE: May 14, 1996      BY:   s/b CHARLES V. JOYCE III
                                  Charles V. Joyce III
                                  Vice President and
                                  Chief Financial Officer