Form 10-Q
period 1996-06-30
ALLEGIANCE BANC CORPORATION
filed 1996-08-13
CIK 807522

FORM  10-Q
               SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.   20549


For Quarter Ended      June  30,  1996

Commission file number      0-16706


                    Allegiance Banc Corporation

         (Exact name of registrant as specified in its charter)

  Delaware                                   52-1494123
(State or other jurisdiction of     (IRS employer identification)
 Incorporation or organization)



    4719 Hampden Lane, Bethesda, MD            20814
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code       (301)  656-5300



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


   Common Stock, $1.00 par value                 1,748,813 shares
        Class                                Outstanding at June 30, 1996

                 ALLEGIANCE BANC CORPORATION



                                           INDEX

                                                                  Page
                                                                  Number


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

     Consolidated Balance Sheets
     June 30, 1996 and December 31, 1995
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    3

     Consolidated Statements of Income
     Three and six months ended June 30, 1996,
     and 1995  (Unaudited) . . . . . . . . . . . . . . . . . . .    4

     Consolidated Statements of Cash Flows
     Six  months ended June 30, 1996  and 1995
     (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .    5

     Note to Financial Statements . . . . . . . . . . . . . . . .   6

 Item 2.  Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations . . . . . . . . . . . . .    7


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .   14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                 ALLEGIANCE BANC CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited) (In thousands)
                                             June  30,   December 31,
ASSETS                                          1996          1995
Cash and due from banks                     $  6,572      $  6,133
Federal funds sold and securities purchased
    under agreements to resell                     0         4,905
Investment securities:
  Available for sale-at fair value            11,599        11,627
  Held to maturity-at amortized cost
  (fair value was $13,012 at 6/30/96
   and $11,696 at 12/31/95)                   13,423        12,054
Loans                                         99,198        93,313
   Less:  Allowance for credit losses       (    969)       (1,041)
Loans, net                                    98,229        92,272
Premises and equipment, net                    1,508         1,626
Foreclosed real estate, net                      742           792
Accrued interest receivable and other assets   1,128         1,690
        TOTAL ASSETS                        $133,201      $131,099

LIABILITIES
Deposits:
  Noninterest bearing                       $ 21,833     $ 21,837
  Interest bearing                            94,962       86,022
        Total deposits                       116,795      107,859
Federal funds purchased and securities sold
   under agreements to repurchase              3,507        9,006
Short-term borrowing                               0        1,000
Long-term borrowing                                0        1,000
Other liabilities                                539          605
        Total liabilities                    120,841      119,469

SHAREHOLDERS' EQUITY
Common Stock-$1.00 par value                   1,749        1,696
             6-30-96        12-31-95
Authorized  10,000,000     10,000,000
Issued       1,748,813      1,695,863
Surplus                                       10,893       10,640
Retained earnings (deficit)                        0         (590)
Net unrealized holding losses on
     securities available for sale              (282)        (116)
 Total shareholders' equity                   12,360       11,630
TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                $133,201     $131,099

                            ALLEGIANCE BANC CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited) (In thousands, except per share data)

                                       Three Months       Six Months
                                      ended June 30,     ended June 30,
                                      1996     1995      1996     1995

Interest Income
Interest and fees on loans           $ 2,241  $ 1,919   $ 4,467  $ 3,569
Interest and dividends on investments    325      392       634      830
Interest on federal funds sold            46       34        78       63
    Total interest income              2,612    2,345     5,179    4,462

Interest Expense
Interest on deposits                     976      913     1,922    1,717
Interest on short-term borrowing          56       46       170       65
Interest on long-term borrowing           21       19        39       36
    Total interest expense             1,053      978     2,131    1,818
Net Interest Income                    1,559    1,367     3,048    2,644
(Benefit) Provision for credit losses      0        0         0     (100)

Net Interest Income After (Benefit)
Provision for Credit Losses            1,559    1,367     3,048    2,644
Other Operating Income
Service charges on deposit accounts      239      126       433    1,254
Gains on sales of securities               0       51         0      525
Other income                             103       56       143      129
    Total other operating income         342      233       576      731

Other Operating Expense
Salaries and employee benefits           649      613     1,262    1,254
Net occupancy and equipment expense      306      284       608      525
Foreclosed real estate expense            59       14        68      129
Other expense                            449      335       820      731
    Total other operating expense      1,463    1,246     2,758    2,639

Income Before Income Taxes               438      354       866      482
Applicable income tax expense            128      122       276      166

Net Income                             $ 310   $  232    $  590   $  316

Per share information:
Net Income                            $ 0.18   $ 0.14    $ 0.34   $ 0.19

Dividends                             $  -0-   $  -0-    $  -0-   $  -0-


            ALLEGIANCE BANC CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Unaudited)(In thousands)

                                         Six  months ended June 30,
                                              1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                $    590        $    316
Noncash items included in net income:
  (Benefit) Provision for credit losses          0            (100)
  Provision for possible losses on
      foreclosed real estate                    50               0
  Depreciation and amortization                150             129
  Gains on sales of securities                   0             (51)
  Decrease (increase) in accrued interest
     receivable and other assets               563             (96)
  Increase (decrease) in other liabilities     (65)            188
  Other-net                                     41            (160)
Net cash provided by operating activities    1,329             226

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of investment securities        (3,125)              0
  Proceeds from sales of securities              0           2,264
  Proceeds from maturities and principal
       payments of investment securities     1,502             256
  Net (increase) decrease in loans          (5,885)        (17,297)
  Proceeds from sale of foreclosed
      real estate                                0             335
  Bank premises and equipment purchased        (31)           (193)
Net cash (used) provided by investing
           activities                       (7,539)        (14,635)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits           8,937          8,417
Net increase (decrease) in short-
     term borrowing                          (6,499)         2,812
Net increase (decrease) in long-
     term borrowing                          (1,000)             0
Sale of common stock                            306              0
Net cash provided by financing activities     1,744         11,229

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      (4,466)        (3,180)

CASH AND CASH EQUIV. , BEG.  OF PERIOD       11,038          8,339

CASH AND CASH EQUIV. , END OF  PERIOD       $ 6,572        $ 5,159

                 ALLEGIANCE BANC CORPORATION
                 NOTE TO FINANCIAL STATEMENTS


Note


1. In the opinion of management, the accompanying unaudited consolidated financial statements for June 30, 1996, and December 31, 1995, contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of June 30, 1996, and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The accompanying consolidated financial statements present the financial condition of Allegiance Banc Corporation (the Company) and its wholly owned subsidiary, Allegiance Bank, N.A. (the Bank), as of June 30, 1996, and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

                                   FINANCIAL CONDITION

    During the first six months of 1996, total assets increased by 1.6 percent, from $131.1 million to $133.2 million. Short term investments in federal funds amounting to $4.9 million at December 31, 1995, were liquidated while deposits increased by 8.3 percent, or $8.9 million; in addition, the exercise of stock options and warrants raised additional capital of $0.3 million. The $14.1 million in funds raised from these sources was used to fund $5.9 million or 6.3 percent in loan growth, to repay $5.1 million in short-term and long-term borrowing, and to increase investment securities by $1.3 million. As of June 30, 1996, outstanding loan balances were $99.2 million compared to $93.3 million at December 31, 1995, which was an increase of 6.3 percent or $5.9 million.
     At June 30, 1996, investment securities amounted to $25.0 million, a 5.5 percent increase compared to $23.7 million at December 31, 1995.
The investment portfolio increased by a net $1.3 million during the first six months of 1996. This net increase includes the result of principal repayments in mortgage backed securities, a reduction in the market value of available for sale securities, and the purchase of additional shares of stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond, as well as the purchase of $3.1 million in US government agency and municipal securities and the maturity of securities amounting to $1.3 million. There have been no sales of investment securities during the first six months of 1996.
The change in the market value recorded for available for sale securities amounted to approximately $281 thousand in the first six months of 1996, while the unrealized loss in the held-to-maturity portfolio stood at $415 thousand at June 30, 1996, compared to $356 thousand at December 31, 1995. The net unrealized holding losses represent a reduction in the market value of investment securities. Investment securities continue to be primarily in U.S. Treasury and U.S. Government Agency obligations which do not represent a credit risk. As of June 30, 1996, held to maturity investment securities included $1.1 million in bank qualified, tax-exempt municipal bonds.
     Premises and equipment had a net decrease of $119 thousand in the first six months of 1996, reflecting depreciation and amortization of $150 thousand and net equipment purchases of $31 thousand.

     Deposits increased by $8.9 million, or 8.3 percent, in the first six months of 1996, and now stand at $116.8 million, up from
$107.9 million at year-end 1995.   Certificates of deposit, money
market and NOW accounts increased by a combined $8.9 million during the period. The Bank successfully introduced telephone banking, a new sweep product, and computer banking in 1995.
These new products and the opening of the Bank's seventh branch in Silver Spring, Maryland, are contributing to further deposit growth and providing business and association customers with more sophisticated tools to manage their businesses. The ability to provide these products is a result of the Bank's conversion to a new computer system which was completed in early 1995.

     As noted above, short-term borrowing and long-term borrowing aggregating $5.1 million at December 31, 1995, were repaid during the first six months of 1996. The additional deposits which replaced the relatively more expensive borrowed funds will have a positive impact on earnings by reducing the cost of funds and increasing the net interest margin.

     Shareholders' Equity increased in the first six months of 1996 by $730 thousand, as a result of $590 thousand in net earnings, a $166 thousand decrease in the market value of investment securities available-for-sale, and proceeds of $306 thousand from common stock issued to employees and directors exercising stock options and warrants, respectively.


                        RESULTS OF OPERATIONS

     The Company recorded net income of $590 thousand, or $.34 per share, for the six months ended June 30, 1996, including $310 thousand, or $0.18 per share, in the second quarter of 1996. These results compare to net income of $316 thousand, or $0.19 per share for the six months ended June 30, 1995, and $232 thousand, or $0.14 per share, in the second quarter of 1995. In 1995, pre-tax earnings were held down by non-recurring expenses associated with a conversion to a new computer system. There were no securities gains or losses recorded in the first quarter of 1996 or 1995; however, a $51 thousand securities gain was earned in the second quarter of 1995, while none was recorded in the second quarter of 1996.

    There was no provision for credit losses recorded in the first half of 1996 or 1995. In the first quarter of 1995, however, the Company recorded a $100 thousand credit to the provision for credit losses, and a established a $100 thousand valuation allowance for foreclosed real estate. In the second quarter of 1996, an additional provision of $50 thousand was recorded for possible losses on foreclosed real estate.

             NET INTEREST INCOME

     Net interest income for the first quarter of 1996 was $1.559 million, an increase of 14.0 percent over the $1.367 million earned in the second quarter of 1995. Net interest income for the first six months was $3.048 million in 1996 compared to $2.644 million in 1995; a 15.3 percent increase over 1995. Interest income for the first six months of 1996 included $11 thousand of interest collected that had been charged-off in prior years.

     The Bank's net interest rate spread during the first six months of 1996 increased to 4.49 percent compared to 4.43 percent in 1995. The net interest margin, or net interest income as a percent of average earning assets, was
5.39 percent in the first six months of 1996, compared to 5.29 percent in 1995. The increase in the net interest margin in 1996 was due to the lower cost of funds in 1996 for deposits and the repayment of short-term and long-term borrowing during the first half of 1996. The cost of funds has been dropping, and will continue to drop, as certificates of deposit are renewed or replaced at lower rates. The percentage of average earning assets in loans in the first quarter increased to 78.7 percent in 1996 from
75.9 percent in 1995 providing a positive impact on the net interest margin. Overall, during the first half of 1996, the gross yield on earning assets was a flat 8.93 percent in 1996 compared to 8.92 percent in 1995, while the rate paid on interest bearing liabilities decreased by 6 basis points to 4.43 percent in 1996 from 4.49 percent in 1995.

                         PROVISION FOR CREDIT LOSSES

    The Bank maintains a valuation allowance for credit losses to absorb losses which could occur in the loan portfolio. The provision for credit losses is a charge to earnings to maintain the valuation allowance at an adequate level.
On a quarterly basis, management conducts a review of the loan portfolio, evaluating factors such as historical loss experience, historical delinquency, portfolio trends in composition, collateral and industry concentrations, peer bank loss and delinquency experience, credit commitments, economic trends, effectiveness of loan policies and procedures, and an individual analysis of loans classified as Substandard and Doubtful to determine probability of loss based on collateral, restructuring and alternative repayment sources. Between reviews, events may occur which would dictate immediate adjustments to the valuation allowance, and these events are addressed as required. No provision for possible credit losses was recorded in the first half of 1996 or 1995.

   However, during the first quarter of 1995, management reduced the Allowance for Credit Losses by $100 thousand. At the same time, there was a transaction to establish a reserve for the Bank's Foreclosed Real Estate. When appropriate, Bank accounting rules recommend the establishment of a specific reserve for possible losses on Foreclosed Real Estate. The reduction of the allowance for credit losses was possible because internal and external analysis indicated that the Bank had sufficient reserves for the loan portfolio. The
Bank had $13 thousand of net recoveries added to the Allowance for Credit
Losses during the first half of 1995, while there were net chargeoffs of $73 thousand in the first half of 1996.

   Foreclosed Real Estate was $792 thousand at December 31, 1995, and $742 thousand at June 30, 1996, reflecting a $50 thousand addition to the reserve for possible losses on foreclosed real estate.

    At June 30, 1996, the Allowance for Credit Losses was $969 thousand, or 0.98 percent of loans, compared to $1.041 million, or 1.12 percent of loans, at December 31, 1995.

   Credit quality continues to improve at the Bank, as reflected in a decline in past-due credits. There were no loans past-due 90 days or more at June 30, 1996, or at December 31, 1995. Non-accrual loans totaled $327 thousand at the end of 1995, $267 thousand at March 31, 1996, and $631 thousand at June 30, 1996. Subsequent to June 30, 1996, a $455 thousand non-accrual was repaid, and approximately $20 thousand of previous expenses and charge-offs were recovered, thereby reducing non-accrual loans to $176 thousand.

                            NON-INTEREST INCOME

     Non-interest income for the first six months of 1996 was $576 thousand, compared to $377 thousand in the first half of 1995. There were no securities gains in the first half of 1996, however there were securities gains of $51 thousand in the second quarter of 1995. Service charges on deposit accounts increased by $187 thousand or 76 percent to $433 thousand in the first half of 1996 compared to $246 thousand in the corresponding period of 1995. During the second quarter of 1996, premiums of $56 thousand were earned on the sale of Small Business Administration
(SBA) guaranteed loans. There was a second SBA loan sale during the second quarter, and a lesser amount of premiums on that sale will be recognized during the third quarter of 1996.

                         NON-INTEREST EXPENSE

     Non-interest expense for the first six months of 1996 was $2.758 million, up 4.5 percent, compared to $2.639 million in the first six months of 1995. Although the Bank has added lending officers and branch staff, and opened a new branch in June 1995, salaries and employee benefits expenses during the first half of 1996 were only $8 thousand higher than the corresponding period of 1995. In the first quarter of 1995, there were approximately
$30 thousand of non-recurring expenses due to severance payments when staff reductions were made to coincide with the completion of the conversion to a new computer system.

     Occupancy and equipment expenses rose 16 percent from $525 thousand for the first six months in 1995 to $608 in 1996. These increases were due to opening a new branch office in Silver Spring, and communication and computer equipment purchased for the Bank's conversion to a new computer system.

     Other expenses increased by a net $28 thousand during the first half of 1996 reflecting non-recurring expenses incurred in the first quarter of 1995 relating to consulting and data processing expenses incurred as a result of the computer conversion. Otherwise, increases in legal, consulting services and data processing expenses were largely offset by decreases in insurance expense and the FDIC insurance rate reduction.

                               INCOME TAXES

In the first six months of 1996 the Company recorded tax expense of $276 thousand compared to $166 thousand in 1995. The effective tax rate was approximately 31.9 percent in 1996 and 34.4 percent in 1995, compared to a statutory rate of 38.62 percent in each period. Certain loans and investment securities are exempt, in whole or in part, from federal and state income taxes,thereby reducing the Company's effective tax rate. The Company has been acquiring additional tax advantaged loans and investments during 1996 to further manage and reduce the effective tax rate.




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

     The regulatory minimums for the Bank's Tier 1 risk-based capital ratio and total risk-based capital ratios are 4.0 percent and 8.0 percent, respectively. At June 30, 1996, the Bank was well in excess of regulatory minimums with the Tier 1 ratio at 11.44 percent and the total risk-based capital ratio at 12.39 percent. At December 31, 1995, the corresponding capital ratios were 11.39 percent and 12.64 percent.

     The Bank's leverage ratio, another regulatory capital measure, is Tier 1 capital divided by average total assets. The regulatory minimum for certain institutions is 3.0 percent, with most institutions required to maintain a ratio of at least 4.0 percent to 5.0 percent, depending upon risk profiles and other factors. At June 30, 1996, the Bank's leverage ratio was
9.02 percent.

                LIQUIDITY AND INTEREST RATE SENSITIVITY

     Liquidity is a measure of the Bank's ability to generate and maintain sufficient cash flows to fund operations and to meet financial obligations to depositors and borrowers promptly and in a cost-effective manner.
The Bank's liquidity is provided by amortizing and maturing loans, maturities and pay downs of investment securities, securities and loans that can serve as collateral for borrowing, federal funds sold and readily marketable investment securities. Deposit growth, lines of credit, capital contributions and earnings can also contribute to the Bank's liquidity. In the event necessary, the Company may also sell securities from its available for sale portfolio to fund its own liquidity needs.

     The Bank's liquidity sources and needs are measured on a monthly basis and forecast six months. The analysis includes a review of current and future loan demand, and anticipated deposit growth or contraction.
At June 30, 1996, the Bank's liquidity sources were 2.3 times anticipated liquidity needs, which is well in excess of the established minimum management guidelines of 1.5 times anticipated liquidity needs.

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

     Management strives to forecast far enough into the future so they can fine-tune the earning assets and liabilities to respond to changes in rates. As a guide, management tries to maintain a gap not greater than 15 percent, either positive or negative, for the various periods measured.
At June 30, 1996, the Bank had a cumulative negative gap out to one year of 15.37 percent of earning assets.

     The following table presents the Bank's gap measurements as of
June 30, 1995,   (in thousands of dollars).
                           0-3       3-6      6-12
                          MONTHS    MONTHS   MONTHS   1-5 YRS   5 YRS
RATE SENSITIVE
    ASSETS
  Investment Securities   7,159      3,249      500    10,524   3,144

  Loans                  58,818      1,703      640    29,030   8,923

  Federal Funds Sold          0
                      ---------    -------  -------   -------  ------
     TOTAL               65,977      4,952    1,140    39,554  12,067

RATE SENSITIVE
      LIABILITIES
  NOW Accounts           14,440

  Money Market           37,077

  CDs                     6,065     15,025   14,966     7,501     164

  Other                   3,057
                       --------    -------  -------   -------  ------
                         61,089      4,396   21,350     7,501     164
  -------------------------------------------------------------------
Cumulative Gap            4,888     (5,185) (19,011)   13,042  24,945
                       ==============================================

Ratio of cumulative gap
 to earning assets        3.95%     (4.19%) (15.37%)   10.54%   20.17%




                                 PART  II

                            OTHER  INFORMATION


Items 1 through 6(b)


Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.

     On April 22, 1996, the Company announced that the Boards of Directors of F&M National Corporation, Winchester, Virginia, and Allegiance Banc Corporation had agreed to a definitive agreement for the affiliation of the Company with F&M National Corporation.
A current report on FORM 8-K was filed with the Securities Exchange Commission on April 30, 1996. The merger is expected to be completed in the fourth quarter of 1996.

                       ALLEGIANCE BANC CORPORATION

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    Allegiance Banc Corporation
    (Registrant)


DATE: August 13, 1996      BY:   s/b  CHARLES V. JOYCE III
                                      Charles V. Joyce III
                                       Vice President and
                                     Chief Financial Officer